Form 10-K
period 2011-09-30
PRETIUM PACKAGING L L C; PRETIUM FINANCE, INC.
filed 2011-12-19
CIK 1064090, 1523713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

For the fiscal year ended September 30, 2011

PRETIUM PACKAGING, L.L.C.

PRETIUM FINANCE, INC.

(Exact name as specified in its charter)

15450 South Outer Forty Drive

Chesterfield, Missouri 63017

(314) 727-8200

Commission File Number	Registrant	IRS Employer Identification Number	State or other jurisdiction of incorporation or organization
333-176592	Pretium Packaging, L.L.C.	43-1817802	Delaware
333-176592-08	Pretium Finance, Inc.	30-0668528	Delaware

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the Registrant is a well known seasoned issuer as defined in Rule 405 of the securities Act.

Pretium Packaging, L.L.C.	Yes ☐	No ☒
Pretium Finance, Inc.	Yes ☐	No ☒

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.

Pretium Packaging, L.L.C.	Yes ☐	No ☒
Pretium Finance, Inc.	Yes ☐	No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Pretium Packaging, L.L.C.	Yes ☒	No ☐
Pretium Finance, Inc.	Yes ☒	No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Pretium Packaging, L.L.C.	Yes ☐	No ☐
Pretium Finance, Inc.	Yes ☐	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Pretium Packaging, L.L.C. ☒	Pretium Finance, Inc. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Pretium Packaging, L.L.C.	Large accelerated filer	☐	Accelerated Filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐

Pretium Finance, Inc.	Large accelerated filer	☐	Accelerated Filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Pretium Packaging, L.L.C.	Yes ☐	No ☒
Pretium Finance, Inc.	Yes ☐	No ☒

As of March 31, 2011 the aggregate market value of Pretium Packaging L.L.C. and Pretium Finance, Inc. equity held by non-affiliates were each $0.

As of December 19, 2011:

Pretium Packaging, L.L.C.	100% of Membership Interests owned by Pretium Intermediate Holding, LLC.
Pretium Finance, Inc.	100 shares of Common Stock, par value $0.01 per share outstanding.

This Form 10-K is a combined annual report being filed separately by two registrants: Pretium Packaging, L.L.C. and Pretium Finance, Inc. Pretium Finance, Inc. meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

i

Unless otherwise noted, references to the terms “the Company”, “Pretium”, “we,” “us” and “our” refer to Pretium Packaging, L.L.C. and its consolidated subsidiaries. “Pretium Finance” refers to Pretium Finance, Inc. “Novapak” refers to PVC Container Corporation. “Robb” refers to Robb Container Corporation. “Pretium Intermediate” refers to Pretium Intermediate Holding, LLC. “Pretium Holding” and “our parent” refer to Pretium Holding, LLC, an entity controlled by Castle Harlan and its affiliates. “Castle Harlan” refers to Castle Harlan, Inc. “CHPV” refers to Castle Harlan Partners V, L.P. The “Novapak Acquisition” refers to Pretium’s acquisition of Novapak on February 16, 2010. The “Acquisition” refers collectively to Pretium Holding’s acquisition of Pretium, the Novapak Acquisition and the restructuring of Pretium’s equity and debt on February 16, 2010. The “Refinancing” means, collectively, (1) the issuance on March 31, 2011 of senior secured notes with a maximum aggregate principal amount of $150.0 million (the “Notes”) and the application of the net proceeds therefrom and (2) the closing of our new asset backed revolving credit facility (the “ABL Facility”) and the initial borrowings thereunder. Our financial reporting is based on the twelve months ended on September 30 (i.e. “FY 2011” refers to the fiscal year ended September 30, 2011).

FORWARD-LOOKING STATEMENTS

This annual report contains statements which may be “forward-looking statements” within the meaning of the federal securities laws. These statements, written, oral or otherwise made, may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this annual report under Item 1 “Business”, Item 1A “Risk Factors” and Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our substantial indebtedness and ability to incur more debt;

•	our liquidity and capital resources;

•	macroeconomic conditions in the United States, Canada and elsewhere;

•	impact of the recent global recession and credit crisis;

•	competitive pressures and trends in the plastic packaging industry;

•	changes in the prevailing prices and availability of resin and other raw materials and our ability to pass on increases in raw material prices on a timely basis;

•	changes in the demand for, supply of or prices of our products;

•	changes in U.S. dollar and Canadian dollar exchange rates;

•	our ability to successfully implement our business strategy;

•	increases in the cost of compliance with laws and regulations;

•	catastrophic loss or shutdown of one of our manufacturing facilities;

•	our ability to attract and retain qualified management personnel;

•	increased labor costs or prolonged work stoppages at any of our facilities with unionized labor; and

•	the other factors discussed in this annual report under the heading Item 1A “Risk Factors.”

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this annual report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments, except as required by law.

PART I.

ITEM 1.	DESCRIPTION OF BUSINESS.

General

Founded in 1992 and based in Chesterfield, Missouri, we are one of the nation’s largest manufacturers of customized, high performance rigid plastic bottles and containers primarily made from polyethylene terephthalate (“PET”) and high density polyethylene (“HDPE”) resins. We market our products largely into the food, personal care, household products, healthcare and pharmaceutical end markets. We sell our products to a diversified customer base of accounts, ranging from Fortune 500 companies to smaller privately-owned businesses with a focus on customers with small-to-medium annual volume requirements. We currently operate 11 manufacturing facilities, nine in the United States and two in Canada, generating approximately 83% of net sales domestically and 17% from Canada in FY 2011. On February 16, 2010, Pretium and Novapak were combined and today operate under the name “Pretium Packaging.”

Industry Overview

We compete in the rigid plastic container segment of the global container and packaging market. We operate in a sub segment of the rigid plastic container market that serves customers with small-to-medium annual volume requirements. Further, we target specific end markets (such as food, personal care, household products, healthcare and pharmaceutical end markets) that we believe are stable and recession resistant and we have grown our product design and manufacturing capabilities to meet the needs of those markets.

The plastic packaging market includes containers for beverages, food, household products, cosmetics, toiletries and pharmaceuticals, among others. End market demand for plastic bottles and containers includes the following: (i) beverage bottles and jars (including bottled water, sports drinks, soft drinks and teas); (ii) other bottles and jars (including food, household products, toiletries, cosmetics and pharmaceuticals); and (iii) other plastic containers (including pails, tubs, cups, bowls). PET is the most commonly used resin in food and beverage applications, while HDPE is primarily used in household products, beverages and pharmaceuticals.

Products

We design, manufacture and sell a broad range of customized, high performance bottles and containers, representing over 1.2 billion units per year utilizing over 110 million pounds of resin across over 2,750 different SKUs in FY 2011. The majority of our products are manufactured for a specific customer on an exclusive basis. We use proprietary stock and custom molds and we own a majority of our tooling and molds. To supplement our core blow molding operations and to provide greater value to our customers, we offer an array of services and flexible manufacturing options designed to provide packaging solutions that we believe differentiate our customers’ products from their competition. In addition to manufacturing plastic bottles and containers, we offer our customers design and engineering services, decoration technologies (including in-mold labeling, pad printing, heat transfer and silk screen), product conceptualization (including CAD drawings, three dimensional designs, models and prototypes) and custom packaging configurations. This wide breadth of capabilities allows us to fulfill the needs of customers with small-to-medium annual volume requirements for differentiated products or supply services.

We focus on PET and HDPE products, but have capabilities in all major resin types. In the fiscal year ended September 30, 2011 we utilized over 110 million pounds of resin to manufacture our products with 60% of that resin volume comprised of PET, a further 33% HDPE and the remaining 7% consisting of a variety of other resin types. We use all major blow molding technologies in the manufacturing of plastic bottles and containers, including one and two-step stretch blow molding, extrusion blow-molding, injection stretch blow molding, and injection blow molding. We also utilize injection molding, primarily for the manufacture of preforms, which are then used to manufacture bottles in the two-step stretch blow molding process.

PET

Our PET bottles and containers are used primarily for food and personal care products. PET products are generally characterized by a glass-like, high-gloss transparent appearance, making it the resin of choice to replace glass in a variety of packaging applications. Our custom PET products include salad dressing containers, peanut-butter jars, pickle jars, large wide-mouth containers for snack food (pretzels, nuts and candy), bottles for juices, sauces and jellies, liquor bottles and shampoo and hand soap containers. We believe our engineering, design and manufacturing capabilities create a competitive advantage for containers with very wide openings over 100 millimeters which require technical expertise and specific equipment to manufacture.

We also offer stock bottles to serve customers requiring lower purchase volumes, more standard designs and rapid delivery. We offer an “on-the-floor” stock bottle program that includes over 100 standard bottle types that are held in inventory and are available for immediate delivery.

We also operate injection molding assets primarily for the purpose of producing PET preforms for use in our two-step stretch blow molding (“SBM”) process. Preforms are an injection molded part which appear very similar to a test tube, in various sizes. These preforms are used as the raw material in the second step of the two-step process and are subsequently blown into bottles on other production lines. We manufacture preforms at two sites and ship those preforms to other facilities (because of their compact size, preforms can be shipped much more cost effectively than bottles) closer to the customers, for final production into bottles. Our extensive library of over 100 preform types allows us to provide our customers a wide range of options for new bottle design and enables a speedy time to market leveraging this established asset base.

HDPE

HDPE is used primarily to make containers and bottles for personal care, healthcare, beverage, household and industrial products. HDPE containers are designed to provide barrier properties for transportation, storage and handling of aggressive chemicals and personal care products. Our HDPE products are characterized by design flexibility and opaque or translucent aesthetics. Representative products include shampoo bottles, lotion bottles, household cleaner containers, medical device components and office equipment (ink cartridges). In addition, we manufacture highly specialized barrier enhanced HDPE products, which are used for the safe transportation, storage, and handling of aggressive chemicals, as well as prolonging the product shelf life. We believe we are one of the only companies with an in-line process for this barrier application. These enhanced properties allow for the packaging of more aggressive chemical products for agricultural chemicals, diagnostic chemicals and other products which require this higher level of packaging performance. Furthermore, many of our HDPE products require a high degree of design collaboration with customers as well as extensive testing, qualification and certification, making switching suppliers costly and time-consuming.

Other Resins

To meet a wider variety of customer specifications, we also manufacture products using a variety of other resins. Our capabilities with these additional resins enable us to provide a broader offering to customers.

Research, Product Development & Design

Our design and manufacturing professionals collaborate throughout the process, from concept generation through production start-up. We partner with customers to solve issues concerning cost effectiveness, consumer appeal, brand equity, packaging impact and manufacturing efficiency. We balance all the aesthetic, functionality, quality and cost requirements of our customers’ packaging to develop a commercially successful container product. We have a PET design center in Hazleton, Pennsylvania staffed by design and engineering professionals to work on new bottle designs and innovative product design solutions with and for our customers.

Customers and End Markets

We have a diversified customer base of accounts. Customers include large multi-national companies, private label programs, and a variety of smaller privately-owned companies across our end market coverage. Our top ten customers represented approximately 35% of our FY 2011 net sales, with no single customer accounting for more than 10%.

We primarily target customers that require rapid commercialization of small-to-medium annual volume customized bottles and containers. The number of orders varies significantly by customer, but several of the largest customers typically receive multiple shipments per day. We have built a leading niche market position for small-to-medium annual volume requirements and generate strong customer loyalty by maintaining our competitive advantages of rapid speed-to-market, customization, sophisticated design, decorating capabilities and consistent performance and quality standards.

Key purchasing factors for our customer base include historical relationships, customized product offering, quality and performance characteristics, manufacturing flexibility, customer service, quick response times and cost. We typically serve as the sole or majority supplier of certain SKUs to our customers. We maintain long term supply agreements for products representing an excess of a majority of our FY 2011 revenues. These contracts typically include a customer commitment to purchase all or substantially all of a certain bottle or SKU from us.

Our diverse product range enables us to serve a wide variety of end markets, with the four major end markets being food and beverage, personal care products, household and industrial products and pharmaceuticals. The food and beverage sector (including cooking products, dry foods, condiments and sauces, pickles and peppers, syrups and other food products) continues to be the largest plastic packaging end market, and accounted for 37% of our revenues in FY 2011. For FY 2011, our revenues from other key sectors were as follows: 26% household and industrial products (including cleaners, detergents and automobile products), 13% personal care (including hair products, skin-care and soaps), 12% pharmaceutical (including medical device components, instruments and pill bottles), and 12% other end market product applications.

Sales and Marketing

We reach our customers through a centralized sales, marketing and customer service team of 28 dedicated professionals and the limited use of distributors. Our sales, production and support staff meet with customers to understand their needs and improve our product offerings and services. Manufacturing and engineering personnel also work closely with sales personnel and customer service representatives to satisfy customers’ needs through the production of high-quality, value-added products and on time deliveries. Our scale enables us to dedicate certain sales and marketing efforts to particular products, customers or geographic regions, when applicable.

Our marketing effort is aided by a dedicated Product Design and Development group, with professionals at several locations throughout North America and at our design center in Hazleton, Pennsylvania. These professionals provide product design and development, start up assistance and support as well as working closely with customer design and product launch teams. We provide our customers with modeling, 3D rendering of bottles as well as the design of packaging alternatives for shipping bottles to minimize logistics costs and provide environmental benefits in source reduction and reduced energy consumption. We have a technical sales team with significant knowledge of our products and processes, particularly in specialized products.

We supplement our direct sales efforts through our website, which allows potential customers to order samples and browse real-time inventory in addition to many other functions.

Manufacturing and Distribution

We manufacture rigid plastic packaging containers utilizing all major manufacturing processes and resin types. Our manufacturing processes include extrusion blow molding (“EBM”), one and two-step SBM, injection blow molding (“IBM”) and injection molding (“IM”). EBM is a widely used and versatile blow molding process. It is used for bottles of all sizes and places fewer limitations on bottle proportions and shapes. One and two-step SBM, which primarily uses PET resin, produces clear, glass-like containers that have strength, surface gloss and stiffness. The two-step process uses separately injection molded preforms to manufacture PET bottles. IBM primarily is used to manufacture smaller bottles and containers that require extremely accurate weight control, excellent neck-finishing detail and superior finish or texture. IM is used to manufacture closures and to mold preforms for the two-step PET manufacturing applications.

In the injection process, resin pellets are melted to a molten state and injected into a multi-cavity steel mold where the resin is allowed to solidify to take the final shape of the part. IBM involves the creation of a preform that is then inserted into a blow station where high-pressure air is used to mold the preform into the bottle. Molten plastic is extruded into a long tube and then high-pressure air is used to form the bottle. In SBM, the units are molded and then they are reheated and placed in aluminum dies where high pressure air is used to form the bottle. The final cured parts are transferred to corrugated containers for shipment to customers or for post-molding secondary operations. Our decorating processes include silk screening, in-mold labeling, heat transfer labeling, pressure sensitive labeling, pad printing, and offset printing.

We monitor raw materials and continuously test finished good shipments to ensure that both our inputs and outputs meet our quality specifications. Our quality control processes include extensive testing and quality checks throughout all stages of the production process. We monitor for quality assurance throughout the molding process, applying computerized statistical process control as well as manual sampling to optimize production efficiencies.

Our manufacturing capabilities and distribution network allow us to provide a high level of service to our customers throughout the United States and Canada. We have historically made, and intend to continue to make, significant capital investments in plant and equipment to improve productivity and maintain competitive advantages.

Our facilities are strategically located to address the needs of the customers across our core end markets. This distribution footprint is augmented by the use of third party warehousing in some cases. Our products are typically delivered by third party common carrier. In most cases our customers pay those carriers directly for the delivery of the product. In some cases Pretium will provide product on a delivered basis utilizing common carriers.

Our raw materials consist of various resins, colorants, and packaging materials. Resin is our largest raw material cost. We have historically purchased raw material from a large network of suppliers to ensure competitive pricing and access to product supply in all market conditions. As a result of the Acquisition, the volume of resin we purchase has increased significantly, which allows us to benefit from economies of scale in resin purchasing. We have realized further efficiencies in resin purchasing by rationalizing our supplier base and focusing our efforts on a select number of large global resin manufacturers. We have maintained strong relationships with key suppliers and expect that such relationships will continue in the foreseeable future. The resin market is a global market and we believe that we will be able to purchase adequate quantities of plastic resins at market prices.

Competition

Our market is comprised primarily of three types of manufacturers:

•

Long-run suppliers: Typically produce over 150 million units annually per customer application; characterized by low material margin products and less production flexibility serving mass markets (e.g., bottled water and soft drinks).

•

Medium/short-run suppliers: Typically produce between 5 million and 25 million units annually per customer application; characterized by medium to high material margin products, greater production flexibility, and custom design capabilities serving specialty and some mass markets.

•

Short-run suppliers: Typically produce less than 5 million units annually per customer application; characterized by high material margin products, high production flexibility, and high design and customization capabilities serving niche and specialty markets.

We do not compete in the long-run supplier segment of the market, but compete on a product by product basis in each region where we have operations in the other two segments of the market. Our competitors include both small regional players and large national operators. Our business continues to be primarily local in nature and dependent on specific capabilities at each plant. As such, we believe there is no one firm who competes with us on all products in all geographies. Furthermore, given the constraints associated with shipping costs, foreign competition has a relatively limited presence in our markets. In addition to product type and location, the nature of competition changes as overall product run size increases. For smaller applications of approximately five million or less in annual customer volume requirements, we generally compete with small producers who often operate out of a single facility and do not possess the advantages of scale that we are able to achieve. For medium run sizes up to approximately 25 million in annual customer volume requirements, we compete on a limited basis with larger packaging companies as well as the small regional players.

Employees

As of September 30, 2011 we employed 1,007 employees in the United States and Canada. None of our domestic employees are unionized. Substantially all of our employees in Canada, representing approximately 16% of our total employees as of September 30, 2011 are represented by the National Union of Automobile, Aerospace, Transport and Other Workers of Canada, Union of Food and Commerce Workers, and Canadian Union Communication, Energy and Paperworkers. In June 2011, we reached a collective bargaining agreement with employees at our St. Laurent, Quebec facility represented by Canadian Union Communication, Energy and Paperworkers. The new agreement expires in June 2018 and replaces an agreement that expired in April 2009. Negotiations are ongoing with regard to the collective bargaining agreements with employees of our Pointe Claire, Quebec facility represented by the National Union of Automobile, Aerospace, Transport and Other Workers of Canada and Union Food and Commerce Workers. Those agreements also expired in April 2009. We believe our relations with employees are satisfactory.

Environmental Matters and Government Regulations

The production, distribution and sale of our products and our present ownership and operations of real property are subject to extensive and frequently changing federal, state, local and foreign environmental laws and regulations, including these pertaining to the discharge of materials into the environment, exposure to hazardous material, the handling and disposal of wastes and cleanup of contaminated soil and ground water, or otherwise relating to the protection of the environment. We believe that we are in material compliance with applicable environmental laws and regulations, and are not a party to any pending legal proceedings or claims for non-compliance with environmental laws and regulations.

In addition to environmental laws and regulations, we are subject to numerous other federal, state, local and foreign laws and regulations. A portion of our revenue comes from sales of plastic packaging sold into the food and healthcare end markets. Pursuant to the Federal Food, Drug and Cosmetic Act (“FDCA”), the U.S. Food and Drug Administration (“FDA”) regulates our products that are intended for drug packaging or food packaging purposes. Specifically, we are subject to FDA regulations that require that our drug and food packaging products are safe and suitable for their intended uses, including that they are manufactured in a manner that complies with FDA’s applicable good manufacturing practices. FDA requires that we ensure that each component part of our products and the final packaging product will not render the food or drug packaged inside our product adulterated or misbranded under the FDCA. Furthermore, some of our products are regulated by the Consumer Product Safety Commission (“CPSC”) pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act. We believe our drug and food packaging products comply with all applicable requirements.

Intellectual Property

We rely on a combination of patents, trademarks, unpatented proprietary know-how and trade secrets, copyrights and other intellectual property rights, confidentiality agreements with employees and consultants and other protective measures to protect our proprietary rights. We do not believe that any individual item of our intellectual property portfolio is material to our current business. We employ various methods, including confidentiality and non-disclosure agreements with third parties, employees and consultants, to protect our trade secrets and know-how. We have licensed, and may license in the future, patents, trademarks, trade secrets and similar proprietary rights to and from third parties.

Available Information

Our annual report, quarterly reports, current reports and amendments to those reports are available without charge on our website, www.pretiumpkg.com, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (“SEC”). We will also provide a free copy of any of our filed documents upon written request to: Pretium Packaging, L.L.C., 15450 South Outer Forty Drive, Suite 120, Chesterfield, Missouri 63017, Attention: Chief Financial Officer.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issues that file electronically with the SEC (http://www.sec.gov).

ITEM 1A	RISK FACTORS

We have a substantial amount of indebtedness, which may adversely affect our cash flow, our ability to operate our business and our ability to satisfy our obligations under the Notes.

We have a significant amount of indebtedness. As of September 30, 2011, we had approximately $150.9 million of indebtedness outstanding, all of which is secured and, based on our borrowing base, we had approximately $27.9 million available for borrowings under the ABL Facility, subject to meeting customary borrowing conditions. Our substantial amount of indebtedness could have important consequences for us. For example, it could:

•	increase our vulnerability to adverse economic, industry or competitive developments;

•

result in an event of default if we fail to satisfy our obligations with respect to the Notes or other debt or fail to comply with the financial and other restrictive covenants contained in the ABL Facility and the indenture or agreements governing our other indebtedness, which event of default could result in all of our debt becoming immediately due and payable and could permit our lenders to foreclose on our assets securing such debt;

•

require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	make it more difficult for us to satisfy our obligations with respect to the Notes;

•	increase our cost of borrowing;

•	restrict us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limit our ability to service our indebtedness, including the Notes;

•	limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•

limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate, placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who therefore may be able to take advantage of opportunities that our leverage prevents us from exploiting; and

•

prevent us from raising the funds necessary to repurchase all Notes tendered to us upon the occurrence of certain changes of control, which failure to repurchase would constitute a default under the indenture.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects or ability to satisfy our obligations under the Notes.

Borrowings under the ABL Facility bear interest at variable rates. If we were to borrow funds under the ABL Facility and these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial indebtedness would intensify. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection for this risk.

Despite our substantial indebtedness level, we and our subsidiaries will still be able to incur substantial additional amounts of debt, which could further exacerbate the risks associated with our indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including additional secured debt. Our ABL Facility provides for borrowings up to $30.0 million, and includes an uncommitted incremental facility that, if committed, would increase borrowing capacity, subject to borrowing base capacity. All of the borrowings under the ABL Facility are secured by liens that rank senior to the liens of the holders of the Notes on the collateral. Although the credit agreement governing the ABL Facility and the indenture contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. Moreover, if we incur any additional indebtedness secured by liens that rank equally with those securing the Notes, the holders of such indebtedness will be entitled to share ratably with you in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us and we cannot assure you any collateral would be sufficient to cover all obligations. In addition, the indenture and the agreement governing the ABL Facility do not prevent us from incurring obligations that do not constitute indebtedness thereunder. If new debt is added to our and our subsidiaries’ existing debt levels, the risks associated with our substantial indebtedness described above, including our possible inability to secure our debt, will increase.

We may not be able to generate sufficient cash to service the Notes or our other indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on our indebtedness, including the Notes, and to fund our operations will depend on our ability to generate cash in the future. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on the Notes or our other indebtedness.

If our cash flows and capital resources are insufficient to meet our debt service obligations or to fund our other liquidity needs, we may need to refinance all or a portion of our debt, including the Notes, before maturity, seek additional equity capital, reduce or delay scheduled expansions and capital expenditures or sell material assets or operations. We cannot assure you that we would be able to refinance or restructure our indebtedness, obtain equity capital or sell assets or operations on commercially reasonable terms or at all. In addition, the terms of existing or future debt instruments, including the indenture, may limit or prevent us from taking any of these actions. Our inability to take these actions and to generate sufficient cash flow to satisfy our debt service and other obligations could have a material adverse effect on our business, results of operation and financial condition, as well as on our ability to satisfy our obligations in respect of the Notes.

If for any reason we are unable to meet our debt service obligations, we would be in default under the terms of the agreements governing such outstanding indebtedness. If such a default were to occur, the lenders under such indebtedness could elect to declare all amounts outstanding under it immediately due and payable, and in the case of the ABL Facility, the lenders would not be obligated to continue to advance funds under the ABL Facility. If the amounts outstanding under our debt were accelerated, it could cause an event of default under other indebtedness or allow other indebtedness to be accelerated. We cannot assure you that our assets will be sufficient to repay in full the money owed to the banks or to holders of Notes if any indebtedness were accelerated.

Increases in resin prices or a shortage of available resin could adversely affect our business and our financial performance.

Production of our products requires a large amount of plastic resins. Plastic resins are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced. Over the past several years, we have at times experienced rapidly increasing resin prices. We do not pay a fixed price for resins. We pass through 100% of changes in resin costs to all of our customers under current arrangements based on published price indexes, although our pass through mechanisms are typically subject to a one to four month timing delay. There is no assurance that we will be able to continue to pass through all future price fluctuations. If increases in resin prices continue, net sales and profitability may be materially and adversely affected, both in the short-term as we attempt to pass through changes in the price of resin to customers under current agreements and in the long-term as we negotiate new agreements or if our customers seek product substitution.

A sustained significant increase in resin prices relative to other packaging materials, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for our customers and could result in a slower pace of conversions to, or reductions in the use of, plastic containers.

We source plastic resin primarily from major industry suppliers. We have long-standing relationships with certain of these suppliers but have not entered into a firm supply contract with any of them. We may not be able to arrange for other sources of resin in quantities sufficient to meet all of our future obligations in the event of an industry-wide general shortage of resins used by us, or a shortage or discontinuation of certain types of grades of resin purchased from one or more of our suppliers. Any such shortage may materially negatively impact our competitive position versus companies that are able to better or more cheaply source resin.

We may not be able to successfully compete and our customers may not continue to purchase our products.

The plastic packaging industry is intensely competitive and we compete with multiple companies in the sale of each of our product lines. We compete on the basis of a number of factors, including service, quality, product characteristics, the ability to timely supply products to customers, the ability to minimize our customers’ freight expenses, and price. Additionally, we compete with manufacturers of other packaging materials such as metal, glass, paper and plastic packaging materials made with different manufacturing processes. Some of these products are not susceptible to fluctuations in the price of plastic resins, which consequently can have a negative effect on our competitive position compared to substitute products. Our competitors may have financial and other resources that are greater than ours and may be better able to react to market conditions and to withstand price competition. In addition, our customers may move container production in-house and shift their purchases from finished products to preforms or cease purchasing our products entirely. Furthermore, we may be unable to attract new customers away from our competitors due to the significant costs associated with switching suppliers due to freight expenses if our facilities are located further away from the prospective customer than those of our competitors or if the prospective customer has a long-term supply arrangement with a competitor. Competition could result in our products losing market share or our having to reduce our prices, either of which would have a material adverse effect on our business, results of operations and financial condition.

Macroeconomic conditions may adversely impact our business.

Our industry has been affected by current economic factors, including the deterioration of national, regional and local economic conditions, declines in employment levels and shifts in consumer spending patterns. The recent disruptions in the overall economy and volatility in the financial markets have reduced, and may continue to reduce, consumer confidence in the economy, negatively affecting consumer spending, which could be harmful to our financial position and results of operations. As a result, decreased cash flow generated from our business may adversely affect our financial position and our ability to fund our operations.

We may pursue and complete acquisitions, which could adversely affect our business.

We continually seek to identify opportunities for the acquisition of other companies, assets and product lines that either complement or expand our existing business and create economic value. We continually evaluate potential acquisitions and may pursue such acquisitions that could be material in size and scope. There is no assurance that we will be able to consummate any such transactions. We may not be able to fund future acquisitions because of limitations under our indebtedness or otherwise, including due to the limited availability of funds if the financial markets are impaired. Acquisitions involve a number of special risks, including:

•	diverting our limited management resources that would otherwise be available for our ongoing current business;

•	the integration of acquired products into our existing product lines;

•	the increasing demands on our operational systems; and

•	possible adverse effects on our reported operating results, particularly during the first several reporting periods after such acquisitions are completed.

We may agree to assume liabilities or we may become responsible for unexpected liabilities that we failed or were unable to discover in the course of performing due diligence in connection with historical acquisitions and any future acquisitions. We may require sellers to indemnify us against undisclosed liabilities. However, we cannot assure you that indemnification rights we obtain will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any of these liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

Our intellectual property rights may be inadequate to protect our business.

We attempt to protect our intellectual property rights, both in the United States and in foreign countries, through a combination of patent, trademark and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Because of the differences in foreign trademark, patent and other laws concerning proprietary rights, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

We may not be successful in protecting our intellectual property rights, including our unpatented proprietary know-how and trade secrets, or in avoiding claims that we infringed on the intellectual property rights of others.

In addition to relying on patent and trademark rights, we rely on unpatented proprietary know-how and trade secrets, and employ various methods, including confidentiality agreements with employees and consultants, to protect our know-how and trade secrets. We cannot assure you that these methods will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of an unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information, and there can be no assurance that others will not independently develop the same or similar technology or develop better production methods than us. Further, we may not be able to deter current and former employees, contractors and other parties from breaching confidentiality agreements and misappropriating proprietary information and it is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights.

We have licensed, and may license in the future, patents, trademarks, trade secrets, and similar proprietary rights to third parties. While we attempt to ensure that our intellectual property and similar proprietary rights are protected when entering into business relationships and licensing arrangements, third parties may take actions that could materially and adversely affect our rights or the value of our intellectual property, similar proprietary rights or reputation. However, we cannot assure you that we will have sufficient resources to enforce our intellectual property rights against third parties. In the future, we may also rely on litigation to enforce our intellectual property rights and contractual rights, and, if not successful, we may not be able to protect the value of our intellectual property. Any litigation could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

If third parties claim that we infringe on their intellectual property rights, our operating profits could be adversely affected.

Our success depends in part on our ability to obtain, or license from third parties, patents, trademarks, trade secrets and similar proprietary rights without infringing on the proprietary rights of third parties. Although we believe our intellectual property rights and those of our customers are sufficient to allow us to conduct our business without incurring liability to third parties, we face the risk of claims that we have infringed on the intellectual property rights of such persons. Any such claims of patent or other intellectual property infringement, even those without merit, could cause us to cease making, licensing, or using products that incorporate the challenged intellectual property; require us to redesign or reengineer our products, if feasible; divert management’s attention and resources; or require us to pay damages, enter into royalty or licensing agreements (which may not be available on reasonable terms, or at all) in order to obtain the right to use a third party’s intellectual property. Any such litigation could be protracted and costly and could have a material adverse effect on our business and results of operations.

Compliance with current and future environmental regulations could affect our business operations.

Our products and operations are subject to extensive and frequently changing federal, state, local and foreign environmental laws and regulations, including laws and regulations that impose limits on the discharge, release, transport, handling, and use of, or regulate exposure to, hazardous materials, establish standards for the treatment, storage and disposal of solid and hazardous materials and require clean up of contaminated sites. Future laws and regulations, or future enforcement or interpretation of existing laws or regulations, could increase the cost of producing, or otherwise adversely affect the demand for, plastic products. Although past compliance has not required significant capital expenditures, we cannot predict with certainty our future capital expenditure requirements. Although we believe we are in substantial compliance with applicable environmental laws and regulations and are not a party to any pending legal proceedings or claims for non-compliance with environmental laws and regulations, failure to comply with environmental laws and regulations could result in severe fines and penalties by governments or courts of law. Furthermore, future or currently unknown violations, contamination of sites currently or formerly owned or operated by us (including contamination caused by prior owners and operators of such sites) or the off-site disposal of regulated materials could result in additional compliance or remediation costs or other liabilities, which could be material.

In addition, the plastic packaging industry, including us, is subject to federal, state, local and foreign laws and regulations designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products. In particular, certain states have enacted laws or regulations requiring products packaged in plastic containers to comply with standards intended to encourage recycling and increased use of recycled materials. Future laws or regulations could further prohibit, tax or restrict the sale or use of certain types of plastic and other containers, and could impose stricter requirements, such as recycling or deposits for each container, that seek to divert containers and packaging materials from disposal as waste in landfills. Changes in laws or regulations regarding the use of disposable plastic products, including those relating to the recycling or reuse of plastic products, could increase the cost of our products. Such additional costs could make our products less competitive with products made from other materials. While container legislation has been adopted in a few jurisdictions, similar legislation has been defeated in public referenda in several states, local elections and state and local legislative sessions. Although we believe that the laws and regulations promulgated to date have not had a material adverse effect on us, there can be no assurance that future laws or regulations, or future enforcement or interpretation of existing laws or regulations, would not have a material adverse effect on us. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of these and other similar measures. Furthermore, a decline in consumer preference for plastic products in general, or for certain types of plastic products in particular, due to environmental considerations could have a negative effect on our business.

Other government regulations could affect our business operations.

In addition to environmental laws and regulations, numerous other federal, state, local and foreign laws and regulations affect us. A substantial portion of our net sales comes from sales of plastic packaging sold into the food and healthcare end markets. Pursuant to the FDCA, the FDA regulates the material content of direct-contact food and drug packages we manufacture. Furthermore, some of our products are regulated by the CPSC pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act. Both the FDA and the CPSC can require the manufacturer of defective products to repurchase or recall these products and may also impose fines or penalties on the manufacturer. Similar laws exist in some states, cities and other countries in which we sell products. Although we use FDA-approved resins and pigments in our products that directly contact food and drug products and we believe our products are in material compliance with all applicable requirements, we remain subject to the risk that our products could be found not to be in compliance with these and other requirements. A recall of any of our products or any fines and penalties imposed in connection with noncompliance could have a materially adverse effect on us.

We also are subject to various laws and regulations concerning workplace safety, such as the Occupational Safety and Health Act, as well as numerous other federal, state, local and foreign government laws and regulations. Such regulations are subject to changes which can increase our cost of compliance and failure to comply with any such law or regulation could result in the imposition of severe fines or penalties. See Item 1 “Business—Environmental Matters and Government Regulation”.

Increased labor cost, competition for employees or labor disputes could disrupt our operations and have an adverse effect on our business.

As of September 30, 2011, we employed 1,007 employees in the United States and Canada. Substantially all of our employees in Canada, representing approximately 16% of our total employees as of September 30, 2011 are represented by The National Union of Automobile, Aerospace, Transport and Other Workers of Canada, Union of Food and Commerce Workers and Canadian Union Communication, Energy and Paperworkers. In June 2011, we reached a collective bargaining agreement with employees at our St. Laurent, Quebec facility represented by Canadian Union Communication, Energy and Paperworkers. The new agreement expires in June 2018 and replaces an agreement that expired in April 2009. Negotiations are ongoing with regard to the collective bargaining agreements with employees of our Pointe Claire, Quebec facility represented by the National Union of Automobile, Aerospace, Transport and Other Workers of Canada and Union Food and Commerce Workers. Those agreements also expired in April 2009. We believe our relations with employees are satisfactory.

We benefit from our established and experienced workforce and our future success depends, in part, on our ability to continue to attract, motivate and retain sufficient employees. If we are unable to attract new qualified employees and/ or motivate and retain our current employees, our business and operations could be adversely affected. Additionally, any increase in competition for labor could require us to pay higher wages, which would increase labor costs.

Additionally, new legal requirements, particularly with respect to health care reform, could increase the cost of our employee benefits. The health care reform legislation enacted by the U.S. Congress is intended to result in significant changes to the U.S. healthcare system. This legislation may lead to additional costs related to the implementation of the new healthcare regulations and may impair our ability to provide the same level of coverage, which could have a material adverse effect on our business and results of operations.

The catastrophic loss of any facility or critical equipment could adversely affect our business.

The catastrophic loss of any of our facilities or critical equipment due to unanticipated events, such as earthquakes, fires, an act of terrorism or violent weather, may increase our production costs or reduce our sales during the affected period. Additionally, the interruptions to our production capability may require us to make significant capital expenditures, which could have a material adverse effect on our operations and net sales.

If we are unable to develop product innovations and improve our production technology and expertise, we could lose customers or market share.

Our success will depend on our ability to adapt to technological changes in the plastic packaging industry. If we are unable to timely develop and introduce new products, or enhance existing products, in response to changing market conditions or customer requirements or demands, our competitiveness could be materially and adversely affected.

Loss of senior management team members could adversely affect our business operations.

A large part of our success depends on our experienced and committed senior management. Current management has extensive experience in the manufacturing, sales, finance and engineering sectors and the loss of any key member could adversely affect our operations and business objectives.

We are subject to the effects of fluctuations in foreign currency exchange rates.

As a result of our Canadian operations, a portion of our net sales, and some of our costs, assets and liabilities, are denominated in Canadian currency. Our Canadian operations represent approximately 17% of our net sales for FY 2011. As our reporting currency is U.S. dollars, we must translate Canadian currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for the preparation of our consolidated financial statements. Consequently, any changes in the currency exchange rates may unpredictably and adversely affect our consolidated operating results. For example, during times of a strengthening U.S. dollar, our reported Canadian net sales and earnings will be reduced because the Canadian currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of our expenses denominated in Canadian currencies.

A significant portion of our assets consists of goodwill and other intangible assets, the value of which may be reduced if we determine that those assets are impaired.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identifiable intangible assets acquired. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), goodwill and indefinite-lived intangible assets are evaluated for impairment annually or more frequently if circumstances indicate impairment may have occurred. Impairment assessment under GAAP requires that we consider, among other factors, differences between the current book value and estimated fair value of our net assets. As of September 30, 2011, the net carrying value of goodwill and other intangible assets represented approximately $76 million, or 35% of our total assets.

Based on our annual impairment testing conducted in fiscal 2011, and a review of any potential indicators of impairment, we concluded that the carrying value of goodwill and other intangible assets were not impaired. If goodwill or other assets are further impaired based on a future impairment test, we could be required to record additional non-cash impairment charges to our operating income. Such non-cash impairment charges, if significant, could materially and adversely affect our results of operations in the period recognized.

The interests of Castle Harlan, our sponsor, may be in conflict with the interests of debtholders.

A significant portion of the economic and voting power in respect of the membership interests of Pretium Holding is beneficially owned by Castle Harlan and its affiliates. As a result, Castle Harlan has significant control over our affairs, policies and operations, such as the appointment of management, future issuances of our securities, the payments of distributions by us, if any in respect of our membership interests, if any, on our membership interests, the incurrence of debt by us, and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with the interests of debtholders. Additionally, Castle Harlan is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Castle Harlan may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by Castle Harlan continue to indirectly own a significant amount of the economic and voting power in respect of the membership interests of Pretium Holding, Castle Harlan will continue to be able to strongly influence or effectively control our decisions.

The requirements of complying with the Exchange Act and the Sarbanes Oxley Act may strain our resources and occupy the time and energies of management.

We are subject to the Securities Exchange Act of 1934 (the “Exchange Act”) and the Sarbanes Oxley Act of 2002. Particularly, as a newly public company, these requirements place a strain on our systems and resources. The Sarbanes Oxley Act of 2002 requires that we maintain and certify that we have effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required and we may need to devote additional time and personnel to legal, financial and accounting activities to ensure our ongoing compliance with the public company reporting requirements. In addition, the effort to maintain effective internal controls may divert management’s attention from other business concerns, which could adversely affect our business, financial condition and results of operations.

ITEM 2	PROPERTIES

We conduct our business from our 10,000 square foot, leased corporate headquarters in Chesterfield, Missouri (St. Louis metropolitan area). We operate nine manufacturing plants in the United States and two in Canada. Of our 11 manufacturing facilities, we own six facilities and lease the remaining five. Our network of facilities is located to service major markets across the United States and Canada, providing high levels of customer service, short delivery times, and low freight costs. All of our facilities are located in areas that have convenient access to major transportation routes and skilled labor pools. The following table sets forth our principal manufacturing facilities:

Location	Square Footage	Owned/Leased
Anaheim, CA	118,000	Leased
Hazleton, PA	123,000	Leased
Hermann, MO	98,000	Owned
Manchester, PA	142,400	Leased
Muscatine, IA	180,000	Owned
Nashua, NH	72,000	Owned
Paris, IL	146,000	Owned
Peru, IL	81,000	Owned
Philmont, NY	98,500	Owned
Pointe-Claire, Quebec	218,000	Leased
Seymour, IN	93,000	Owned
St. Laurent, Quebec	34,500	Leased
Walterboro, SC	61,000	Owned

In addition to the facilities above, we own a 160,000 square foot warehouse near our Hazleton manufacturing facility and maintain warehouse space, as needed, in close proximity to certain other manufacturing facilities. We have two owned manufacturing facilities that were closed subsequent to the Acquisition in Muscatine, Iowa and Nashua, New Hampshire that are currently for sale.

ITEM 3	LEGAL PROCEEDINGS

We are a party to various legal proceedings in the ordinary course of business. Although our legal and financial liability with respect to such proceedings cannot be estimated with certainty, we do not believe that these proceedings, either individually or in the aggregate, are likely to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4	(REMOVED AND RESERVED)

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 19, 2011, the Company was the sole holder of the shares of Pretium Finance’s common stock and Pretium Intermediate was the sole holder of record of the Company’s equity, which, in turn is directly wholly-owned by Pretium Holding. There is no public trading market for our equity. We have never paid or declared a cash dividend. Our debt agreements restrict our ability and the ability of our subsidiaries to pay dividends.

ITEM 6	SELECTED FINANCIAL DATA

The following table sets forth certain selected historical consolidated financial data as of and for the periods indicated. The selected consolidated statement of operations data and the selected consolidated cash flow data for the fiscal year ended September 30, 2011, for the periods October 1, 2009 through February 16, 2010 and February 17, 2010 through September 30, 2010, and for the fiscal years ended September 30, 2009, 2008, and 2007, and the selected consolidated balance sheet data as of September 30, 2011, 2010, 2009, 2008 and 2007, have been derived from the Company’s audited consolidated financial statements. As a result of the Acquisition, all references in this annual report to us before February 16, 2010 are referred to as “Predecessor”. All references in this annual report to us after February 16, 2010 are referred to as “Successor”. The following tables should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements included under Item 8.

	Predecessor				Successor
Statement of Operations Data	Fiscal	Fiscal	Fiscal	Period of October 1, 2009 through February 16,	Period of February 17, 2010 through September 30,	Fiscal
(in thousands):	2007	2008	2009	2010	2010	2011
Net sales	$167,897	$186,126	$164,674	$58,621	$148,991	$237,241
Cost of sales	146,995	162,174	137,317	49,125	129,149	205,931

Gross profit	20,902	23,952	27,357	9,496	19,842	31,310
Operating expenses
Selling, general and administrative expenses	13,458	13,537	14,060	5,439	12,726	18,262
Restructuring expenses	—	—	790	—	6,684	2,473
Transaction-related fees and expenses	—	—	—	—	—	1,537
(Gain) loss on foreign currency exchange	(1,369)	948	342	(576)	(197)	(260)
Depreciation	201	108	116	52	241	384
Amortization of intangibles	—	—	—	—	887	1,305
Bank related loan costs	3,149	440	2,159	917	—	—
Acquisition fees and expenses	—	—	—	1,184	10,770	—

Total operating expenses	15,439	15,033	17,467	7,016	31,111	23,701

Income (loss) from operations	5,463	8,919	9,890	2,480	(11,269)	7,609

Other expense:
Interest	14,781	15,006	15,990	7,007	8,200	16,339
Loss on extinguishment of debt	—	—	—	—	—	5,470

Total other expense	14,781	15,006	15,990	7,007	8,200	21,809

Loss before income tax (benefit) provision	(9,318)	(6,087)	(6,100)	(4,527)	(19,469)	(14,200)
Income tax (benefit) provision	(263)	(339)	(948)	(365)	164	1,958

Net loss	$(9,055)	$(5,748)	$(5,152)	$(4,162)	$(19,633)	$(16,158)

	Predecessor			Successor
Balance Sheet Data (in thousands):	As of September 30, 2007	As of September 30, 2008	As of September 30, 2009	As of September 30, 2010	As of September 30, 2011
Cash and cash equivalents	$976	$514	$318	$1,278	$1,156
Property and equipment, net	39,106	37,772	33,597	82,697	77,172
Total assets	116,648	114,330	101,876	216,197	217,935
Total debt	119,405	119,918	115,437	106,459	150,857
Total members’ (deficit) equity	(26,273)	(32,281)	(37,647)	68,088	21,573

	Predecessor				Successor
Statement of Cash Flow Data	Fiscal	Fiscal	Fiscal	Period of October 1, 2009 through February 16,	Period of February 17, 2010 through September 30,	Fiscal
(in thousands):	2007	2008	2009	2010	2010	2011
Net cash provided by (used in) operating activities	$4,453	$13,850	$20,514	$(84)	$(3,261)	$5,090
Net cash used in investing activities	(7,087)	(8,833)	(5,235)	(2,379)	(172,453)	(8,387)
Net cash provided by (used in) financing activities	3,324	(5,643)	(15,837)	4,126	176,981	3,214
Financial and Other Data (in thousands):
EBITDA (1)	14,855	17,960	18,541	5,595	(2,923)	16,847
Adjusted EBITDA (1)(2)	16,635	19,348	21,832	7,250	21,726	31,980
Depreciation	9,392	9,041	8,651	3,115	7,459	13,403
Amortization of intangibles	—	—	—	—	887	1,305
Capital expenditures	7,087	8,833	5,235	2,379	6,028	8,387

(1)	We define EBITDA as net income (loss) plus interest expense, tax expense (benefit), and depreciation and amortization, and Adjusted EBITDA as EBITDA further adjusted to eliminate the impact of certain noteworthy items that we do not consider indicative of our ongoing operating performance. Those items are itemized in footnote 2 below.
(2)	The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated below:

	Predecessor				Successor
Net Loss to Adjusted EBITDA	Fiscal	Fiscal	Fiscal	Period of October 1, 2009 through February 16,	Period of February 17, 2010 through September 30,	Fiscal
Reconciliation:	2007	2008	2009	2010	2010	2011
Net loss	$(9,055)	$(5,748)	$(5,152)	$(4,162)	$(19,633)	$(16,158)
Interest expense	14,781	15,006	15,990	7,007	8,200	16,339
Tax (benefit) provision	(263)	(339)	(948)	(365)	164	1,958
Depreciation and amortization expense	9,392	9,041	8,651	3,115	8,346	14,708

EBITDA	14,855	17,960	18,541	5,595	(2,923)	16,847

Management fees (a)	—	—	—	—	2,237	2,252
Consulting fees (b)	—	—	—	—	1,047	1,045
Restructuring expenses (c)	—	—	790	—	6,684	2,473
Bank related fees (d)	3,149	440	2,159	917	—	—
Acquisition fees and expenses (e)	—	—	—	1,184	10,770	—
Fair value inventory step up (f)	—	—	—	—	2,782	—
Transaction related fees and expenses (g)	—	—	—	—	—	1,537
Non-cash foreign exchange (gain) loss (h)	(1,369)	948	342	(446)	—	—
Integration-related manufacturing variances (i)	—	—	—	—	1,129	2,356
Loss on extinguishment of debt (j)	—	—	—	—	—	5,470

Adjusted EBITDA	$16,635	$19,348	$21,832	$7,250	$21,726	$31,980

(a)	In connection with the Acquisition, we entered into a management services agreement with Castle Harlan to provide business and organizational strategy, financial and investment management, advisory, and merchant and investment banking services. See Item 13 “Certain Relationships and Related Transactions, and Director Independence”.

(b)	In connection with the Acquisition, we entered into a consulting agreement with Keith S. Harbison, the controlling equity holder of Pretium prior to the Acquisition and an equity co-investor in Pretium Holding. See Item 13 “Certain Relationships and Related Transactions, and Director Independence”.
(c)	Represents the implementation of several initiatives to restructure and realign manufacturing and administrative resources. These costs incurred in connection with these initiatives consisted of severance, facility consolidation costs, and other exit costs. Restructuring expenses were incurred as part of the integration plan initiated subsequent to the Acquisition.
(d)	Represents deferred financing fees as included in bank related loan costs in the consolidated statement of operations.
(e)	Represents transaction related costs as included in acquisition fees and expenses in the consolidated statement of operations. For the period October 1, 2009 to February 16, 2010, approximately $0.6 million of these costs were deferred acquisition related costs that were previously capitalized under FASB Statement No. 141, Business Combinations, (now part of ASC Topic 805 Business Combinations).
(f)	Represents the increase in inventories to fair value in the purchase accounting adjustments recorded as a result of the Acquisition. The amount was charged to costs of goods during the period February 17, 2010 to September 30, 2010.
(g)	Represents professional fees associated with our exploration of acquisition opportunities and the registration of our Notes with the SEC, which we consider noteworthy to the period presented.
(h)	Represents the foreign currency transaction impact on debt previously held by our Canadian subsidiary. Concurrent with the Acquisition, the debt held at the Canadian subsidiary was repaid in full.
(i)	As a result of the Acquisition and related operational integration plans, we consolidated the Nashua, New Hampshire operation into the Philmont, New York plant and we consolidated Novapak’s Hazelton, Pennsylvania operation into our Hazelton, Pennsylvania plant. Beginning in July 2010, we experienced certain material and labor variances to our standard operating costs reflected in our historical results. We consider these material and labor variances to be noteworthy as we incurred incremental costs to manufacture our products. Variances in the amount of $1.1 million, $0.8 million and $0.4 million were incurred during the three month period ended December 31, 2010, March 31, 2011 and June 30, 2011, respectively. These material and labor variances associated with the integration plans ceased in the period ended June 30, 2011.
(j)	We recorded a loss on the extinguishment of debt related to the Refinancing on March 31, 2011. The amount represents the write off of net deferred financing costs from previously outstanding costs, original issue discount, prepayment penalties and other related costs from the Refinancing.

EBITDA and Adjusted EBITDA are supplemental measures to assess our operating performance that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are not measures of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as measures of our liquidity. When evaluating EBITDA and Adjusted EBITDA, investors should consider, among other factors, (i) increasing or decreasing trends in EBITDA and Adjusted EBITDA, (ii) whether EBITDA and Adjusted EBITDA have remained at positive levels historically, and (iii) how EBITDA and Adjusted EBITDA compares to our outstanding debt.

Our measurements of EBITDA and Adjusted EBITDA and the ratios related thereto may not be comparable to similarly titled measures of other companies. We have included information concerning EBITDA and Adjusted EBITDA in this annual report because they are bases upon which our management assesses our operating performance, are components of certain covenants in our ABL Facility and we believe that such information is used by certain investors as measures of evaluating our operating performance. Furthermore, we believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of debt issuers, many of which present EBITDA and Adjusted EBITDA when reporting their results. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by other noteworthy items.

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our operating results or cash flows as reported under GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA and Adjusted EBITDA do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments, on our debt;

•

although depreciation and amortization are non-cash charges, the assets being depreciated or amortized may have to be replaced in the future, EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•	EBITDA and Adjusted EBITDA are adjusted for certain noteworthy and non-cash income or expense items that are reflected in our statements of cash flows; and

•	other companies in our industry will calculate the measures differently than we do, limiting their usefulness as comparative measures.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only for supplemental purposes.

ITEM 7	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations covers certain periods prior to the Novapak Acquisition. For comparison purposes, we have presented the results of operations for the fiscal year ended September 30, 2010 on a pro forma basis. We believe that this approach is beneficial to the reader by providing an easier-to-read discussion of results of operations and provides the reader with information from which to analyze our financial results that is consistent with the manner that management reviews and analyzes results of operations. The discussion is provided for comparative purposes only, but the value of such a comparison may be limited.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to our historical financial statements, including the related notes appearing elsewhere in this annual report.

Overview

We are one of the nation’s largest manufacturers of customized, high performance rigid plastic bottles and containers. The principal resins used in our production processes are PET and HDPE, although we use other resins based on customer requirements. We market our products largely into the food, personal care, household products, healthcare and pharmaceutical end markets. We currently operate 11 manufacturing facilities.

Selected Factors Affecting Our Results

Our net sales are derived from the manufacture and sale of plastic containers to our customers. We operate manufacturing facilities which are typically located in close proximity to our customers. Our profitability is driven by several factors including, but not limited to, (i) the number of units produced, (ii) the amount of resin consumed, (iii) the efficiency of our manufacturing operations, (iv) the level of customization of our products, and (v) the product mix of the book of business in any given period. The number of units produced is driven by both packaging market trends, such as the long term trend of conversion towards plastic packaging, as well as customer specific demand.

Our product mix is reasonably stable with most products providing a similar material margin (i.e., net sales minus raw material costs) and contribution margin (sales price minus variable costs). The only significant exception is with regard to preforms sold. While we utilize most of the preforms we manufacture internally to produce bottles for customers, we also derived less than 6% of our net sales for FY 2011 from the sale of preforms to customers who then manufacture their own bottles. We sell preforms to enable us to utilize already established capital assets. Sold preforms are manufactured by the IM process and generally have the lowest material margin of any product we sell. For example, a large Canadian customer informed us in September of 2008 that it would begin production of its bottles internally in October of 2009. The reduction of net sales and material margin from net sales to this customer was in excess of $4.2 million when the transition was complete. This sales and margin reduction is reflected in the FY 2010 full year results. We were, however, able to retain the customer and executed a new three-year supply agreement to fulfill their preform needs over that period. Within the food and beverage end market, we have little exposure to the volatile beverage market and no exposure to water bottles.

Our raw materials, which consist of resins, colorants, and packaging materials, accounted for approximately 51% of total cost of goods sold in FY 2011. Over the past several years there have been significant fluctuations in the price of resin, which is our largest component of cost of goods sold. Various factors including changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced have contributed to these price fluctuations. Primary resins used in our products are PET and HDPE. Our other manufacturing costs consist of labor, utilities and facilities maintenance.

Based on certain resin industry indices, the following table summarizes average market prices per pound of PET and HDPE resins in the United States during the periods indicated:

	Fiscal Year Ended September 30,
	2009	2010	2011
PET	$0.64	$0.69	$0.91
HDPE	$0.47	$0.61	$0.70

Source: ChemData

Our raw material costs and product unit sales prices fluctuate with changes in the prices of the resins utilized in production. When resin prices increase, our raw materials costs increase, and when resin prices decrease, our raw materials cost decline. We pass through 100% of changes in resin costs by means of corresponding changes in product pricing, in accordance with our customer contracts and agreements with these customers and industry practice. These pass through mechanisms are typically subject to a one to four month timing delay.

However, during periods of increasing resin costs, there can be a lag between changes in market prices and when that price change is passed through to customers. For example, in periods of rising resin prices, increases in unit sales pricing lag the increases in raw material costs. Therefore the analysis of trends in our net sales and raw material costs must take this effect into consideration. We believe that material margin is a key measure of profitability, as it is reflective of our ability to pass-through resin costs. In addition, our net sales will fluctuate as we pass along increased resin costs to customers with often limited effects to gross profit.

Selling, general and administrative costs consist primarily of management and clerical salaries, legal, accounting and other professional fees, insurance, facility rentals, utilities, commissions, travel and various other costs.

We have a disciplined capital expenditures policy, investing in new projects and equipment only when we believe it will result in incremental net sales with our customers. Our maintenance capital expenditures, which we identify as the minimum capital expenditures to service current customer volumes and initiatives, are approximately $3-3.5 million annually.

The Novapak Acquisition

In February 2010, we acquired Novapak. Novapak had little direct business overlap with our business, which has enabled us to achieve significant cost synergies through implementation of an integration plan including resin purchasing efficiencies, manufacturing cost savings, consolidation of certain of the two companies’ plants and lower overhead costs from closing Novapak’s corporate headquarters.

Plant consolidation activities related to the Novapak Acquisition included the consolidation of the Nashua, New Hampshire operation into the Philmont, New York plant, and the consolidation of Novapak’s Hazleton, Pennsylvania operations into our Hazleton plant. In Hazleton, both companies operated facilities in the same city presenting the opportunity to combine the manufacturing assets of both facilities, reduce the fixed operating costs in the manufacturing operation through overhead reductions, and create a strong platform for expanded future growth. The former Novapak facility was converted to a warehouse and distribution center managing the distribution of the products from the Hazleton manufacturing site. In addition, both Pretium and Novapak operated specialty EBM facilities in the Northeast, in Nashua and Philmont, respectively. As both facilities had excess capacity, we were able to consolidate substantially all manufacturing assets and business from the Nashua facility into the Philmont site. This consolidation was done to realize a leveraging of the fixed costs of the Philmont site available from the reduction of the overhead of the Nashua facility.

Subsequent to the Novapak Acquisition, we transitioned the operations of our Muscatine, Iowa plant to our Seymour, Indiana and Manchester, Pennsylvania plants, resulting in further cost savings. The Muscatine transition began in August 2010 and was completed in March 2011. This consolidation was driven by the deterioration in sales to the agricultural chemical market over several years which, while not one of our primary markets, was the Muscatine plant’s primary market. This consolidation was made possible by the Novapak Acquisition as the acquired Manchester facility operates the same specialty barrier process for the manufacture of specialty bottles as was in place in Muscatine. Similar to the other consolidations, this project allows us to eliminate redundant processes and facilities and better leverage our costs.

The total cost incurred during the fiscal year ended September 30, 2011 was $2.5 million. For the fiscal year ended September 30, 2011 restructuring costs consisted of facility consolidation costs ($1.0 million) and other exit costs ($1.5 million). The total cost incurred during the period of February 17, 2010 to September 30, 2010 was $6.7 million and was comprised of severance payments ($2.7 million), facility consolidation costs ($1.7 million) and other exit costs ($2.3 million).

Effects of Inflation

While inflationary increases in certain costs, such as resin and energy, have had an effect on our operating results over the past three years, changes in general inflation have had a minimal effect on our operating results in each of the last three fiscal years. Sales prices and volumes have historically been more strongly influenced by supply and demand factors in specific markets than by inflationary factors. Our costs, especially resin, can fluctuate substantially, sometimes within a relatively short period of time, and can have a significant effect on our business, financial condition and results of operations.

Results of Operations

The following table sets forth our historical results of operations for the periods indicated below. As a result of the Acquisition and the Novapak Acquisition, our historical results of operations are not comparable on a period-to-period basis. Therefore, our results of operations for the Predecessor and Successor periods are presented on a pro forma basis for FY 2010. In addition, we have presented a supplemental discussion based upon pro forma information derived from our Unaudited Pro Forma Condensed Consolidated Statement of Operations for the fiscal year 2010 as if the transactions occurred on October 1, 2009. We provide this supplemental presentation based on our pro forma results to assist in understanding and assessing the trends and significant changes in our results of operations on a comparable basis. We believe this supplemental pro forma presentation is appropriate because it provides a more meaningful comparison and more relevant analysis of our results of operations in 2010 as compared to 2011 and 2009, than a presentation of separate historical results for the Predecessor and Successor periods. The pro forma results may not reflect actual results we would have achieved had the Acquisition not occurred and may not be predictive of future results of operations. The table and related discussion is provided for comparative purposes only, but the value of such a comparison may be limited.

		Fiscal 2010
		Predecessor	Successor
		Period of	Period of
		October 1,	February 17,
	Predecessor	2009 through	2010 through	Pro Forma	Successor
Statement of Operations Data	Fiscal	February 16,	September 30,	Fiscal	Fiscal
(in thousands):	2009	2010	2010	2010 Total	2011
Net sales	$164,674	$58,621	$148,991	$234,118	$237,241
Cost of sales	137,317	49,125	129,149	200,243	205,931

Gross profit	27,357	9,496	19,842	33,875	31,310
Operating expenses
Selling, general and administrative expenses	14,060	5,439	12,726	22,778	18,262
Restructuring expenses	790	—	6,684	6,684	2,473
Transaction-related fees and expenses	—	—	—	—	1,537
Loss (gain) on foreign currency exchange	342	(576)	(197)	(773)	(260)
Depreciation	116	52	241	386	384
Amortization of intangibles	—	—	887	1,371	1,305
Bank related loan costs	2,159	917	—	917	—
Acquisition fees and expenses	—	1,184	10,770	847	—

Total operating expenses	17,467	7,016	31,111	32,210	23,701

Income (loss) from operations	9,890	2,480	(11,269)	1,665	7,609

Other expense:
Interest	15,990	7,007	8,200	15,609	16,339
Loss on extinguishment of debt	—	—	—		5,470
Other	—	—	—	135	—

Total other expense	15,990	7,007	8,200	15,744	21,809

Loss before income tax (benefit) provision	(6,100)	(4,527)	(19,469)	(14,079)	(14,200)
Income tax (benefit) provision	(948)	(365)	164	229	1,958

Net loss	$(5,152)	$(4,162)	$(19,633)	$(14,308)	$(16,158)

Fiscal Year Ended September 30, 2011 (the “2011 Period”) as Compared to Pro Forma Year Ended September 30, 2010 (the “Pro Forma 2010 Period”)

The following is a discussion of the results of operations for the 2011 Period and Pro Forma 2010 Period:

Net Sales

	2011 Period	Pro Forma 2010 Period	$ Incr (Decr)	% Incr (Decr)
In thousands
Net sales	$237,241	$234,118	3,123	1.3%

Net sales for the 2011 Period were $237.2 million, which represents an increase of $3.1 million, or 1.3%, as compared to $234.1 million for the Pro Forma 2010 Period. With significant increases in raw material costs, particularly in PET resin, during the current period, we had higher transaction prices because we operate with resin price pass-through mechanisms with our customers that allow us to pass through change in resin costs typically subject to one to four month delay. The impact of higher transaction pricing was offset by a decrease in overall volumes resulting from the closure of our Muscatine facility, which ceased most operations in late 2010 and was closed in February 2011.

Cost of Sales

	2011 Period	Pro Forma 2010 Period	$ Incr (Decr)	% Incr (Decr)
In thousands
Cost of sales	$205,931	$200,243	5,688	2.8%

Cost of sales for the 2011 Period was $205.9 million, which represents an increase of $5.7 million, or 2.8%, as compared to $200.2 million for the Pro Forma 2010 Period. The Pro Forma 2010 Period includes $2.8 million of costs associated with the step up in inventory. Inventories were adjusted to their estimated fair values at the closing date of the Acquisition. During the applicable Successor Periods, the inventory was sold and accordingly, the excess of the fair value of the inventories over cost was expensed. Excluding the impact of the inventory step up in the Pro Forma 2010 period, cost of sales increased $8.3 million. The increase in cost of sales is primarily due to significant resin price increases throughout the period, which were partially offset by the cost reductions resulting from consolidation of our operations.

Gross Profit

	2011 Period	Pro Forma 2010 Period	$ Incr (Decr)	% Incr (Decr)
In thousands
Gross profit	$31,310	$33,875	(2,565)	-7.6%
Gross profit %	13.2%	14.5%

Gross profit for the 2011 Period was $31.3 million (or 13.2% of net sales), which represents a decrease of $2.6 million, or 7.6% as compared to $33.9 million (or 14.5% of net sales) for the Pro Forma 2010 Period. During the 2011 Period, we experienced significant resin price increases. As we pass through changes in resin costs to all of our customers, a timing delay, typically one to four months, exists and the pass through is generally not recognized in the period in which resin costs changed. This timing delay negatively impacted the 2011 Period margins. Management expects that this negative impact will be recovered in future periods as the changes in resin costs are passed through to our customers. The decrease in gross profit percentage was offset slightly by the cost reductions resulting from consolidation of our operations.

Operating Expenses

	2011 Period	Pro Forma 2010 Period	$ Incr (Decr)	% Incr (Decr)
In thousands
Selling, general & administration expenses	$18,262	$22,778	(4,516)	-19.8%
Other operating expenses	5,439	9,432	(3,993)	-42.3%

Total	$23,701	$32,210	(8,509)

SG&A Expenses

SG&A expenses for the 2011 Period were $18.3 million, which represents a decrease of $4.5 million, or 19.8%, compared to the Pro Forma 2010 Period. The decrease is due to SG&A reductions derived from the termination of operations of the Novapak headquarters in Eatontown, NJ, along with other reductions related to our integration plan, which reduced the impact to on-going expenses.

Other Operating Expenses

Other operating expenses for the 2011 Period were $5.4 million, which represents a decrease of $4.0 million, or 42.3%, compared to the Pro Forma 2010 Period. The 2011 Period other operating expenses primarily consisted of $2.5 million of restructuring costs related to plant integrations as part of our integration plan, $1.0 million of professional fees associated with our exploration of acquisition opportunities, and $0.5 of fees associated with the registration of the Notes with the SEC. The Pro Forma 2010 Period includes $6.7 million of restructuring expenses related to the initial steps of our integration plan started subsequent to the Acquisition.

Interest Expense

	2011 Period	Pro Forma 2010 Period	$ Incr (Decr)	% Incr (Decr)
In thousands
Interest expense	$16,339	$15,609	730	4.7%

Interest expense for the 2011 Period was $16.3 million, which represents an increase of $0.7 million as compared to the Pro Forma 2010 Period. The amortization of deferred financing fees included in interest expense for the 2011 Period and Pro Forma 2010 Period was $1.3 million and $0.4 million, respectively. Interest expense, excluding amortization of deferred financing fees, decreased $0.2 million for the 2011 Period primarily due to the lower borrowing levels in place for us after the Acquisition. Prior to the Refinancing in March 2011, our borrowing levels and effective interest rate of these borrowings were lower than levels reflected in the Pro Forma 2010 Period. For the period subsequent to the Refinancing, our borrowing levels and effective interest rate increased compared to the levels reflected in the Pro Forma 2010 Period.

Income Tax Benefit/Provision

As a limited liability company, we are a pass-through tax entity. No provision, except for certain states in which we conduct business, as well as certain of our subsidiaries, is made in the financial statements for income taxes. Our subsidiaries, Robb and Novapak, are subject to corporate income taxes under Subchapter C of the Internal Revenue Code. For the 2011 Period, we recognized an income tax provision of $2.0 million compared to a provision of $0.2 million for the Pro Forma 2010 Period for Robb and Novapak based on their pre-tax income or loss recognized.

Fiscal Year Ended September 30, 2010

2010 Predecessor Period (October 1, 2009 to February 16, 2010)

Net Sales for the 2010 Predecessor Period were $58.6 million. Gross profit for the 2010 Predecessor Period was $9.5 million, or 16.2% of net sales.

SG&A expenses for the 2010 Predecessor period were $5.4 million, or 9.3% of net sales. Other operating expenses for the 2010 Predecessor Period were $1.6 million and included $0.9 million in bank related loan costs and $1.2 million of Acquisition fees and expenses which were partially offset by a $0.6 million gain on foreign currency exchange.

Interest expense for the 2010 Predecessor Period was $7.0 million.

As a limited liability company, we are a pass-through tax entity. No provision, except for certain states in which we conduct business, as well as certain subsidiaries, is made in the financial statements for income taxes. Robb, a wholly owned subsidiary, is subject to corporate income taxes under Subchapter C of the Internal Revenue Code. For the 2010 Predecessor Period, we recorded an income tax benefit of $0.4 million on a pre-tax loss of $4.5 million.

2010 Successor Period (February 17, 2010 to September 30, 2010)

Net Sales for the 2010 Successor Period were $149.0 million. Gross profit for the 2010 Successor Period was $19.8 million, or 13.3% of net sales. Gross profit was impacted by the addition of cost of sales for Novapak sales following the Novapak Acquisition, and a $2.75 million step up in inventory costs at the time of the Acquisition, which increased the cost of sales during the 2010 Successor Period.

SG&A expenses for the 2010 Successor period were $12.7 million, or 8.5% of net sales. Other operating expenses for the 2010 Successor Period were $18.4 million and included $10.8 million of Acquisition expenses, $6.7 million of restructuring and integration charges, and $0.9 million of amortization of intangibles.

Interest expense for the 2010 Successor Period was $8.2 million. Amortization of deferred financing fees included in interest expense was $0.9 million during the 2010 Successor Period.

As a limited liability company, we are a pass-through tax entity. No provision, except for certain states in which we conduct business, as well as certain subsidiaries, is made in the financial statements for income taxes. Our subsidiaries, Robb and Novapak, are subject to corporate income taxes under Subchapter C of the Internal Revenue Code. For the 2010 Successor Period, we recorded an income tax provision of $0.2 million on a pre-tax loss of $19.5 million.

Pro Forma Year Ended September 30, 2010 (the “Pro Forma 2010 Period”) as Compared to the Fiscal Year Ended September 30, 2009 (the “2009 Period”)

The following represents statement of operations information for the periods presented:

Net Sales

	Pro Forma 2010 Period	2009 Period	$ Incr (Decr)	% Incr (Decr)
In thousands
Net sales	$234,118	$164,674	69,444	42.2%

Net sales for the Pro Forma 2010 Period were $234.1 million, which represents an increase of $69.4 million, or 42.2%, as compared to $164.7 million for the 2009 Period. This is largely the result of the acquired Novapak operations. Underlying volumes, excluding Novapak, were materially unchanged during the year with some customers, primarily private label packagers, seeing sales growth while others still felt the impact of the 2009 economic slowdown, showing flat to lower sales. In addition, we operate with resin price change pass through mechanisms with our customers. As a result of this, and as a result of the fact that the average market resin prices in the Pro Forma 2010 Period were higher than in the 2009 Period, some of the net sales change is due to higher transaction prices reflecting that pass-through.

Cost of Sales

	Pro Forma 2010 Period	2009 Period	$ Incr (Decr)	% Incr (Decr)
In thousands
Cost of sales	$200,243	$137,317	62,926	45.8%

Cost of sales for the Pro Forma 2010 Period was $200.2 million, which represents an increase of $62.9 million, or 45.8%, as compared to $137.3 million for the 2009 Period. This increase was primarily caused by the addition of cost of sales relating to the sales of Novapak following the Novapak Acquisition. In addition, cost of sales was impacted by higher resin prices on average during the Pro Forma 2010 Period compared to the 2009 Period.

Gross Profit

	Pro Forma 2010 Period	2009 Period	$ Incr (Decr)	% Incr (Decr)
In thousands
Gross profit	$33,875	$27,357	6,518	23.8%
Gross profit %	14.5%	16.6%

Gross profit for the Pro Forma 2010 Period was $33.9 million (or 14.5% of net sales), which represents an increase of $6.5 million, or 23.8%, as compared to $27.4 million (or 16.6% of net sales) for the 2009 Period. Gross profit was impacted by the factors described in Net Sales and Cost of Sales above.

Operating Expenses

	Pro Forma 2010 Period	2009 Period	$ Incr (Dec)	% Incr (Decr)
In thousands
Selling, general and administrative expenses	$22,778	$14,060	8,718	62.0%
Other operating expenses	9,432	3,407	6,025	176.8%

Total	$32,210	$17,467	14,743

SG&A Expenses

SG&A expenses were $22.8 million for the Pro Forma 2010 Period, which represents an increase of $8.7 million, or 62.0%, as compared to $14.1 million for the 2009 Period. The increase in SG&A costs for the Pro Forma 2010 Period was primarily related to the Novapak Acquisition and an increase in equity sponsor management fees of $2.1 million related to the Acquisition. The increase related to the Novapak Acquisition and the Acquisition was partially offset by a reduction of SG&A throughout the period as part of our business combination strategy.

Other Operating Expenses

Other operating expenses for the Pro Forma 2010 Period were $9.4 million, which represents an increase of $6.0 million. The Pro Forma 2010 Period includes restructuring expenses of $6.7 million and amortization of intangibles of $1.4 million. The 2009 Period includes $2.2 million of bank related loan costs and $0.8 million of restructuring expenses.

During the 2009 Period, we adopted and completed a formal plan to relocate all manufacturing operations from the St. Charles, Missouri facility and consolidate the operations with the Peru, Illinois location. The total cost of this plan was $0.8 million, which included a $0.4 million non-cash charge for the impairment of certain leasehold improvements.

Interest Expense

	Pro Forma 2010 Period	2009 Period	$ Incr (Decr)	% Incr (Decr)
In thousands
Interest expense	$15,609	$15,990	(381)	-2.4%

Interest expense was $15.6 million for the Pro Forma 2010 Period which represents a decrease of $0.4 million, or 2.4%, as compared to $16.0 million for the 2009 Period. The decrease reflects the lower level of borrowings and interest rates resulting from debt incurred at the date of the Acquisition.

Income Tax Benefit/Provision

For the Pro Forma 2010 Period, we recognized an income tax provision of $0.2 million for our subsidiaries Robb and Novapak as compared to $0.9 million benefit for the 2009 Period for Robb.

Liquidity and Capital Resources

Available Liquidity

Our principal ongoing source of operating liquidity is cash generated by our business operations.

On March 31, 2011 we issued the Notes. The net proceeds from the issuance of the Notes and a draw under the ABL Facility were used to (i) repay then-existing debt, (ii) pay a distribution to Pretium Holding’s equity holders and (iii) pay related fees and expenses.

Concurrently with the completion of the offering of the Notes, we refinanced our then-existing term loan, revolving credit facility and existing subordinated notes and entered into the ABL Facility to increase our operating and financial flexibility. The ABL Facility was subsequently amended on April 20, 2011 to provide additional borrowing capacity thereunder, among other things. The ABL Facility provides senior secured financing of up to $30.0 million, subject to borrowing base and certain other restrictions on availability. As of September 30, 2011, there was $0.5 million outstanding under our ABL Facility. Borrowings under the ABL Facility bear interest at variable rates and mature on September 30, 2015. At September 30, 2011, letters of credit issued and outstanding were $1.6 million and borrowing availability was $27.9 million.

We believe that cash flows from operations and borrowings from the ABL Facility will be sufficient to meet our existing liquidity needs for the next 12 months. We were in compliance with all of the covenants contained in our Notes and ABL Facility as of September 30, 2011.

Cash Flows

Fiscal Year Ended September 30, 2011

Our cash flows from operating, investing, and financing activities for the years ended September 30, 2011 and 2010 are summarized in the following table:

	Predecessor	Successor
	Period of October 1, 2009 through February 16, 2010	Period of February 17, 2010 through September 30, 2010	Fiscal 2011
Net cash provided by (used in):
Operating activities	$(84)	$(3,261)	$5,046
Investing activities	(2,379)	(172,453)	(8,387)
Financing activities	4,126	176,981	3,214
Effect of exchange rates	(54)	11	5

	$1,609	$1,278	$(122)

As of September 30, 2011, we had cash and cash equivalents of $1.2 million, and at September 30, 2010, we had cash and cash equivalents of $1.3 million. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of these investments approximates fair value.

Cash provided by operating activities was $5.0 million for the fiscal year ended September 30, 2011. The change in operating assets and liabilities required $0.1 million of cash during the fiscal year ended September 30, 2011. The changes in operating assets and liabilities included:

•

Accounts receivable decreased, providing $1.4 million of cash during the fiscal year ended September 30, 2011. The decrease is primarily due to an improvement in days sales outstanding driven by strong collection efforts.

•	Inventories required $4.9 million of cash during the fiscal year ended September 30, 2011 primarily due to increased resin costs and our investment in inventory.

•

Prepaid and other current assets increased, requiring $0.5 million of cash during the fiscal year ended September 30, 2011 primarily due to an increase in income taxes receivable, partially offset by a lower level of other receivables for molds.

•

Accounts payable and accrued expenses increased, providing $3.9 million of cash during the fiscal year ended September 30, 2011, primarily due to an increase in accrued interest and bank fees of $6.9 million due to a change in the timing of interest payments as a result of the Refinancing.

Net cash used in investing activities was $8.4 million during the fiscal year ended September 30, 2011, resulting from specific cash purchases of property, plant and equipment.

Net cash provided by financing activities was $3.2 million during the fiscal year ended September 30, 2011, relating to the completion of the Refinancing in connection with the issuance of the Notes. As part of the Refinancing, we paid $9.7 million in bank and other related loan fees. In addition, the funding was used for equity distributions of $30.9 million. During the fiscal year ended September 30, 2011, we received an investment from our sole member of $0.95 million.

2010 Successor Period (February 17, 2010 to September 30, 2010)

The Company’s cash flows from operating, investing, and financing activities, for the Successor period from February 17, 2010 to September 30, 2010, the 2010 Predecessor Period, and the fiscal year ended September 30, 2009 are summarized in the following table:

	Predecessor		Successor
	Fiscal 2009	Period of October 1, 2009 through February 16, 2010	Period of February 17, 2010 through September 30, 2010
Net cash provided by (used in):
Operating activities	$20,514	$(84)	$(3,261)
Investing activities	(5,235)	(2,379)	(172,453)
Financing activities	(15,837)	4,126	176,981
Effect of exchange rates	362	(54)	11

	$(196)	$1,609	$1,278

Cash used in operating activities for the 2010 Successor Period was $3.3 million. The change in operating assets and liabilities provided $7.0 million of cash during the 2010 Successor period. The changes in operating assets and liabilities during the 2010 Successor period included:

•	Accounts receivable increases from increased sales used $2.0 million of cash.

•	Inventory decreases provided $7.0 million of cash.

•	Prepaid and other current assets increased, using $0.5 million of cash.

•	Accounts payable and accrued expenses increased, providing $2.6 million of cash.

Net cash used in investing activities was $172.5 million. The acquisition, net of cash, used $166.4 million of cash. Cash used for capital expenditures was $6.0 million for the 2010 Successor period.

Net cash provided by financing activities was $177.0 million. During the 2010 Successor period we received a cash investment of $75.0 million from our membership interest holder. We received $95.0 million from the issuance of debt obligations and $12.2 million in net proceeds from our revolving line of credit.

2010 Predecessor Period (October 1, 2009 to February 16, 2010)

Cash used in operating activities for the 2010 Predecessor period was $0.1 million. The change in operating assets and liabilities used $3.1 million of cash during the 2010 Predecessor period. The changes in operating assets and liabilities during the 2010 Predecessor period included:

•	Accounts receivable decreases provided $0.9 million of cash due to collection activities.

•	Inventory increases used $1.0 million of cash.

•	Prepaid and other current assets decreased, providing $0.7 million of cash.

•	Accounts payable and accrued expenses decreased, using $3.9 million of cash.

Cash used for capital expenditures was $2.4 million for the 2010 Predecessor period.

Net cash provided by financing activities was $4.1 million. During the 2010 Predecessor period we received $4.6 million in net proceeds from our revolving line of credit and we made a $0.5 million payment on term loans.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations

The following table reflects our contractual commitments associated with our debt and other obligations as of September 30, 2011:

		Payments due:
	Total	Less than one year	One to three years	Three to five years	More than five years
Operating lease obligations	$16,903	$3,612	$6,005	$5,129	$2,157
Long-term debt (1)	150,857	169	184	150,504	—
Interest on indebtedness (1)	86,714	17,318	34,696	34,700	—
Management agreement (2)	14,625	2,250	4,500	4,500	3,375
Consulting agreement (3)	5,630	1,000	2,000	2,000	630
Purchase obligations (4)	16,768	16,768	—	—	—

	$291,497	$41,117	$47,385	$196,833	$6,162

(1)	Consists of our obligations of principal and interest payments under the Notes and the ABL Facility as of September 30, 2011.
(2)	Consists of our obligations under our management agreement. See Item 13 “Certain Relationships and Related Transactions, and Director Independence—Management Agreement.”
(3)	Consists of our obligations under our consulting agreement. See Item 13 “Certain Relationships and Related Transactions, and Director Independence—Consulting Agreement.”
(4)	Consists of open purchase orders as of September 30, 2011.

Critical Accounting Policies

Our consolidated financial statements are based on the selection and application of significant accounting policies, some of which require management to make estimates and assumptions. We review these estimates and assumptions periodically to assess their reasonableness. If necessary, these estimates and assumptions may be changed and updated. We believe the following are the more critical judgmental areas in the application of our accounting policies that affect our financial condition and results of operations.

Basis of Presentation

The Company was formed in 1998 (its origins date back to 1992) as a Delaware limited liability company for the purpose of acquiring and operating plastics manufacturing related businesses.

On February 16, 2010, all of our operations were acquired by Pretium Intermediate Holding in the Acquisition. This transaction was accounted for as a business combination, which required an allocation of the total consideration to the identifiable assets and liabilities measured at fair value at the acquisition date. We are now a wholly owned subsidiary of Pretium Intermediate Holding, LLC, which is a wholly owned subsidiary of Pretium Holding, LLC.

Although we continued as the same legal entity after the Acquisition, the application of push down accounting represents the termination of the old reporting entity and the creation of a new one. In addition, the basis of presentation is not consistent between the successor and predecessor entities and the financial statements are not presented on a comparable basis. As a result, the accompanying consolidated statements of operations, cash flows, and members’ equity are presented for two periods: Predecessor and Successor, which related to the period preceding the Acquisition (prior to February 17, 2010), and the period succeeding the Acquisition, respectively.

Accounts Receivable

Accounts receivable are stated at the amount we expect to collect from outstanding balances. Accounts receivable are recorded at the invoiced amount and do not bear interest. We grant trade credit to our customers, which primarily are manufacturers of personal care products, food, household chemicals, lawn and garden products, and industrial chemical products, and to bottle distributors that sell to such manufacturers. We perform periodic credit evaluations of our customers and generally do not require collateral. We maintain allowances for doubtful accounts for estimated losses resulting from customers’ potential failure to make payments. The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in our existing accounts receivable. Such estimate is based on historical experience and known specific factors associated with such customers.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 350, Goodwill and Other Intangible Assets. ASC 350 requires that goodwill and indefinite life intangible assets be reviewed at least annually (or more frequently under certain conditions) for impairment. In order to test goodwill for impairment under ASC 350-10, a determination of the fair value of our reporting unit is required based upon, among other things, estimates of future operating performance. Changes in market conditions, among other factors, may have an impact on these estimates. We perform our required annual impairment tests on December 31 of each fiscal year. As a result of this test we recorded no impairment charges for the fiscal year ended September 30, 2011. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets. There were no events or circumstances that have occurred that would suggest impairment has occurred with these assets.

Impairment of Long-Lived Assets

We record impairment losses on long-lived assets used in operations or expected to be disposed of when events and circumstances indicate that the assets might be impaired and when those assets are expected to generate undiscounted cash flows that would be less than their carrying amounts in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets. No indicators of impairment existed at September 30, 2011 and 2010.

Income Taxes

We are a limited liability company. For income tax purposes, we are considered a pass-through tax entity. Accordingly, we are generally not subject to federal or state income taxes, except for certain states in which it conducts business, and no provision for income taxes has been made in these consolidated financial statements other than for certain subsidiaries which are Subchapter C Corporations.

For those subsidiaries, which are Subchapter C Corporations, we account for income taxes in accordance with the asset and liability based approach. Under that approach, deferred income tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when such differences are expected to reverse. A valuation allowance is recorded, if necessary, to reduce deferred tax assets to their estimated realizable value.

We have adopted FASB ASC 740, Income Taxes, which creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Foreign Operations

Our functional currency is the U.S. dollar, except for Pretium Canada Company (“Pretium Canada”), whose functional currency is the Canadian dollar. Results of operations and cash flows are generally translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates. Translation adjustments resulting from this process are reported as a component of members’ equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions and balances denominated in a currency other than the functional currency are generally included in the results of operations as incurred.

Fair Value of Financial Instruments and Other Intangibles

The carrying amounts in our consolidated balance sheets for debt at September 30, 2011 and 2010 are reported on an amortized cost basis, which approximates the fair value of the debt based on the borrowing rates available to us at those balance sheet dates for loans with similar terms and maturities.

The carrying amounts of cash, receivables, payables, and other current assets and liabilities approximate fair value because of the short term maturity of those instruments.

We measure fair value in accordance with accounting guidance that requires an entity to base fair value on an exit price and maximize the use of observable inputs and minimize the use of unobservable inputs when determining an exit price. Fair value is the price to sell an asset or transfer a liability between market participants at the measurement date. Fair value measurements assume the asset or liability is exchanged in an orderly manner; the exchange is in the principal market for that asset or liability (or in the most advantageous market when no principal market exists); and the market participants are independent, knowledgeable, able and willing to transact an exchange.

Considerable judgment is required in interpreting market data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

As described above, we evaluate our intangible and long-lived assets for impairment or recoverability and, if necessary, measure their fair value. Such fair value is determined in accordance with FASB ASC 820, Fair Value Measurements and Disclosures, using unobservable inputs or an income approach, which represent Level 3 inputs under FASB ASC 820.

Revenue Recognition

Revenue is recognized from product sales when there is persuasive evidence of an arrangement, the price is fixed or determinable, the goods are shipped and the title and risk of loss pass to the customer, and collectability is reasonably assured. We record shipping and handling costs charged to customers in net sales, with the related expense recorded in cost of sales. Sales are recorded net of discounts, allowances and returns. Sales allowances are recorded as a reduction to sales in accordance with guidance under ASC 605-50, Customer Payments and Incentives. We pass resin cost adjustments to customers in the form of price adjustments on future quantities sold, typically subject to a one to four month timing delay, and there are no unbilled amounts reflected in our financial statements.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amended ASC 605, “Revenue Recognition.” This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting. In an arrangement with multiple deliverables, the delivered item(s) shall be considered a separate unit of accounting if the delivered items have value to the customer on a stand-alone basis. Items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor. We do not expect that adoption of this guidance will have a significant impact on the determination or reporting of our financial results.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measurements and Disclosures.” This amendment requires new disclosures, including the reasons for and amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements. It also clarified guidance related to determining the appropriate classes of assets and liabilities and the information to be provided for valuation techniques used to measure fair value. This guidance with respect to significant transfers in and out of Levels 1 and 2 was effective for us in our interim and annual reporting periods beginning after December 15, 2009. Adoption of this portion of the guidance did not have a significant impact on the determination or reporting of our financial results. This guidance with respect to Level 3 fair value measurements is effective for us in our interim and annual reporting periods beginning after December 15, 2010. We do not expect that adoption of this guidance will have a significant impact on the determination or reporting of our financial results.

In December 2010, the FASB issued Accounting Standards Update 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this update clarify the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We do not expect that adoption of this guidance will have a significant impact on the determination or reporting of our financial results.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in connection with changes in foreign exchange rates and interest rates, primarily in connection with interest on our outstanding balances under the Notes and on our ABL Facility.

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to our Canadian operations, intercompany product shipments and intercompany loans. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. dollars. Primary exposures include the U.S. dollar versus functional currencies of our major markets, which include the Canadian dollar. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to protect anticipated exposures. We do not consider the potential loss arising from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of September 30, 2011, to be material.

Interest Rate Risk

We are exposed to interest rate volatility with regard to the current existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary. At September 30, 2011, approximately 0.3%, or $0.5 million of our debt was floating rate debt and the weighted average interest rate for all debt was 11.5%. For the fiscal year ended September 30, 2011, a hypothetical 100 basis points change in interest rate would have increased interest expense by less than $0.1 million.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page(s)

Index to Financial Statements

Reports of Independent Registered Public Accounting Firms	39

Consolidated Financial Statements:

Balance Sheets as of September 30, 2011 and 2010	41

Statements of Operations, Fiscal year ended September 30, 2011, February 17, 2010 to September 30, 2010, October 1, 2009 to February 16, 2010 and fiscal year ended September 30, 2009	42

Statement of Changes in Members’ Equity/(Deficit), Fiscal year ended September 30, 2011, February 17, 2010 to September 30, 2010, October 1, 2009 to February 16, 2010 and fiscal year ended September 30, 2009	43

Statements of Cash Flows, Fiscal year ended September 30, 2011, February 17, 2010 to September 30, 2010, October 1, 2009 to February 16, 2010 and fiscal year ended September 30, 2009	44

Notes to Consolidated Financial Statements	46

Report of Independent Registered Public Accounting Firm

The Board of Directors

Pretium Packaging, LLC:

We have audited the accompanying consolidated balance sheets of Pretium Packaging, LLC and subsidiaries (the Company) as of September 30, 2011 and 2010, and the related consolidated statements of operations, changes in members’ equity (deficit), and cash flows for the year ended September 30, 2011 and the periods from February 17, 2010 to September 30, 2010 (Successor period) and from October 1, 2009 to February 16, 2010 (Predecessor period). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pretium Packaging, LLC and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for the year ended September 30, 2011 and for the periods from February 17, 2010 to September 30, 2010 (Successor period) and from October 1, 2009 to February 16, 2010 (Predecessor period), in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, all of the Company’s operations were acquired by Pretium Intermediate Holding, LLC on the close of business on February 16, 2010 in a transaction accounted for as a business combination. As a result of the acquisition, the consolidated financial information for the periods after acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

/s/ KPMG LLP

St. Louis, Missouri December 19, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors

Pretium Packaging, L.L.C. and subsidiaries

We have audited the accompanying consolidated statements of operations, changes in members’ equity (deficit) and cash flows for the year ended September 30, 2009 of Pretium Packaging, L.L.C. and subsidiaries (collectively, the Company). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Pretium Packaging, L.L.C. and subsidiaries for the year ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ RubinBrown LLP

St. Louis, Missouri

March 9, 2011

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30, 2011	September 30, 2010
Assets
Current assets:
Cash	$1,156	$1,278
Accounts receivable, net of allowances of $754 and $1,845	25,543	26,996
Inventories	24,017	19,259
Prepaid expenses and other assets	4,047	3,137
Deferred tax assets	642	1,345

Total current assets	55,405	52,015

Property, plant and equipment, net	77,172	82,697
Other Assets:
Goodwill	40,354	40,413
Other intangibles, net	35,874	37,292
Deferred financing fees, net	8,688	3,109
Other non current assets	442	671

Total other assets	85,358	81,485

Total assets	$217,935	$216,197

Liabilities and Members’ Equity
Current liabilities
Current maturities of long-term debt	$169	$3,658
Accounts payable	21,570	20,122
Accrued expenses	5,727	10,319
Accrued interest and bank fees	8,711	1,807

Total current liabilities	36,177	35,906

Long-term liabilities:
Long-term debt, less current maturities	150,688	102,801
Deferred tax liabilities	8,691	8,433
Other long-term liabilities	806	969

Total long-term liabilities	160,185	112,203

Commitments and contingencies
Members’ Equity
Members’ equity	21,636	67,765
Accumulated other comprehensive (loss) income	(63)	323

Total members’ equity	21,573	68,088

Total liabilities and members’ equity	$217,935	$216,197

See accompanying notes to consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands)

	Successor		Predecessor
	Year ended September 30, 2011	Period of February 17, 2010 through September 30, 2010	Period of October 1, 2009 through February 16, 2010	Year ended September 30, 2009
Net sales	$237,241	$148,991	$58,621	$164,674
Cost of sales	205,931	129,149	49,125	137,317

Gross profit	31,310	19,842	9,496	27,357
Operating expenses
Selling, general and administrative expenses	18,262	12,726	5,439	14,060
Restructuring expenses	2,473	6,684	—	790
Transaction-related fees and expenses	1,537	—	—	—
(Gain) loss on foreign currency exchange	(260)	(197)	(576)	342
Depreciation and amortization	384	241	52	116
Amortization of intangibles	1,305	887	—	—
Bank related loan costs	—	—	917	2,159
Acquisition fees and expenses	—	10,770	1,184	—

Total operating expenses	23,701	31,111	7,016	17,467

Income (loss) from operations	7,609	(11,269)	2,480	9,890

Other expense:
Interest	16,339	8,200	7,007	15,990
Loss on extinguishment of debt	5,470	—	—	—

Total other expense	21,809	8,200	7,007	15,990

Loss before income tax provision (benefit)	(14,200)	(19,469)	(4,527)	(6,100)
Income tax provision (benefit)	1,958	164	(365)	(948)

Net loss	$(16,158)	$(19,633)	$(4,162)	$(5,152)

See accompanying notes to consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES

Consolidated Statement of Changes in Members’ Equity (Deficit)

(in thousands)

	Members’ Equity (Deficit)	Accumulated Other Comprehensive Income (loss)	Total Members’ Equity (Deficit)
Predecessor:
Balance at September 30, 2008	$(39,736)	$7,455	$(32,281)
Other comprehensive loss:
Net loss	(5,152)	—	(5,152)
Foreign currency translation	—	(214)	(214)

Total comprehensive loss	—	—	(5,366)

Balance at September 30, 2009	$(44,888)	$7,241	$(37,647)

Cumulative effect of adoption of the uncertain tax position provisions of ASC 740, Income Taxes	300	—	300
Other comprehensive loss:
Net loss	(4,162)	—	(4,162)
Foreign currency translation	—	381	381

Total comprehensive loss	—	—	(3,781)

Balance at February 16, 2010	$(48,750)	$7,622	$(41,128)

Successor:
Members’ Investment	$87,398	$—	$87,398
Other comprehensive loss:
Net loss	(19,633)	—	(19,633)
Foreign currency translation	—	323	323

Total comprehensive loss	—	—	(19,310)

Balance at September 30, 2010	$67,765	$323	$68,088

Members’ investment	950	—	950
Distribution	(30,900)	—	(30,900)
Repurchase of former members’ investment, net of distributions	(21)	—	(21)
Other comprehensive loss:
Net loss	(16,158)	—	(16,158)
Foreign currency translation	—	(386)	(386)

Total comprehensive loss	—	—	(16,544)

Balance at September 30, 2011	$21,636	$(63)	$21,573

See accompanying notes to consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Successor		Predecessor
	Year ended September 30, 2011	Period of February 17, 2010 through September 30, 2010	Period of October 1, 2009 through February 16, 2010	Year ended September 30, 2009
Cash flows from operating activities
Net loss	$(16,158)	$(19,633)	$(4,162)	$(5,152)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	13,403	7,459	3,115	8,651
Amortization of intangibles	1,305	887	—	—
Amortization of deferred financing fees	1,331	439	917	2,159
Previously deferred acquisition related costs	—	—	597	—
Loss from impairment of leasehold improvements	—	—	—	448
Noncash interest expense	668	591	3,353	8,499
Noncash loss on extinguishment of debt	3,634	—	—	—
Unrealized foreign exchange rate gains	—	—	(346)	(116)
Deferred taxes	983	(58)	(438)	(986)
Deferred tax effect of intercompany transfers	—	52	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,380	(2,007)	875	3,141
Inventories	(4,934)	6,997	(960)	5,455
Prepaid and other current assets	(503)	(526)	738	591
Accounts payable and accrued expenses	3,870	2,648	(3,864)	(2,103)
Other	67	(110)	91	(73)

Net cash provided by (used in) operating activities	5,046	(3,261)	(84)	20,514

Cash flows from investing activities
Acquisition, net of cash	—	(166,425)	—	—
Purchase of property, plant and equipment	(8,387)	(6,028)	(2,379)	(5,235)

Net cash used in investing activities	(8,387)	(172,453)	(2,379)	(5,235)

Cash flows from financing activities
Members’ investment	950	75,000	—	—
Member distribution	(30,900)	—	—	—
Repurchase of stockholder investment	(21)	—	—	—
Repayments to revolving line of credit	(72,767)	(49,947)	—	(10,967)
Proceeds from revolving line of credit	61,538	61,680	4,656	—
Proceeds from issuance of debt obligations	150,000	95,000	364	—
Repayments on term loan	(51,625)	(1,375)	(500)	(2,000)
Proceeds from issuance of other debt obligations	—	229	—	—
Repayments of other debt obligations	(44,293)	(58)	(23)	—
Payment of bank and other related loan fees	(9,668)	(3,548)	(371)	(2,870)

Net cash provided by (used in) financing activities	3,214	176,981	4,126	(15,837)

Net (decrease) increase in cash	(127)	1,267	1,663	(558)
Effect of foreign currency translation adjustment	5	11	(54)	362
Cash - beginning of period	1,278	—	318	514

Cash - end of period	$1,156	$1,278	$1,927	$318

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Successor		Predecessor
	Year ended September 30, 2011	Period of February 17, 2010 through September 30, 2010	Period of October 1, 2009 through February 16, 2010	Year ended September 30, 2009
Interest paid	$7,263	$5,201	$3,805	$8,002
Income taxes paid	$1,876	$263	$48	$85

See accompanying notes to consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands)

1.	Summary of Significant Accounting Policies

(a) Basis of Presentation:

Pretium Packaging, L.L.C. (the “Company”) was formed in 1998 (its origins date back to 1992) as a Delaware limited liability company for the purpose of acquiring and operating plastics manufacturing related businesses.

On February 16, 2010, all of the Company’s operations were acquired by Pretium Intermediate Holding, LLC. (the “Acquisition”), a newly formed Delaware corporation for the purpose of the Acquisition. This transaction was accounted for as a business combination, which required an allocation of the total consideration to the identifiable assets and liabilities measured at fair value at the acquisition date. The Company is now a wholly owned subsidiary of Pretium Intermediate Holding, LLC (“Pretium Intermediate”), which is a wholly owned subsidiary of Pretium Holding, LLC (“Pretium Holding”).

As a result of this transaction, all references in these consolidated financial statements to the Company before February 16, 2010 shall be referred to as “Predecessor”. All references in these consolidated financial statements to the Company after February 16, 2010 shall be referred to as “Successor”.

As more fully described in Note 2, on February 16, 2010, Robb Container Corporation (“Robb”), a wholly owned subsidiary of the Company, purchased 100% of the stock of PVC Container Corporation (“PVC”).

At September 30, 2011, the Company conducted its business from its corporate headquarters in Chesterfield, Missouri, with nine manufacturing plants in the United States and two in Canada (Pretium Canada). The Company manufactures a variety of injection blow molded (“IBM”), extrusion blow molded (“EBM”), injection stretch blow molded (“SBM”) and injection molded plastic bottles, jars, containers, preforms, and closures. Substantially all of the Company’s workforce at its Canadian facilities is employed under collective bargaining agreements.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

(c) Cash Equivalents

The carrying amount of cash and cash equivalents approximates their fair value. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

(d) Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates that affect the consolidated financial statements include, but are not limited to, recoverability of inventories, collectability of accounts receivable, useful lives of property, plant, and equipment related to depreciation periods, valuation of goodwill and intangible assets, and realizability of deferred tax assets.

(e) Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from outstanding balances. Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company grants trade credit to its customers, which primarily are manufacturers of personal care

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands)

products, food, household chemicals, lawn and garden products, and industrial chemical products, and to bottle distributors that sell to such manufacturers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for doubtful accounts for estimated losses resulting from customers’ potential failure to make payments. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. Such estimate is based on historical experience and known specific factors associated with such customers. See Note 3.

(f) Inventories

Inventories include material, labor and overhead and are stated at the lower of cost or market with cost determined by the average cost method. The Company utilizes historical experience and any other known specific factors, such as future demand and market conditions, to provide estimated reserves for excess and obsolete inventory. If actual market conditions deteriorate, additional inventory reserves may be recorded. See Note 4.

(g) Property, Plant, and Equipment

Property, plant, and equipment are carried at cost, less accumulated depreciation, using the straight line method. For the Successor periods, buildings and improvements are depreciated over 20 years, machinery and equipment over 5 to 7 years, and molds over 5 years. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvements. For the Predecessor periods, buildings and improvements were depreciated over 15 to 31.5 years, machinery and equipment over 3 to 10 years, and molds over 5 years. Leasehold improvements were amortized over the shorter of the lease term or the useful life of the improvements. Depreciation and amortization are included in cost of sales and within operating expenses in the Consolidated Statements of Operations based on the use of the assets. See Note 5.

(h) Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 350, Goodwill and Other Intangible Assets. ASC 350 requires that goodwill and indefinite life intangible assets be reviewed at least annually (or more frequently under certain conditions) for impairment. In order to test goodwill for impairment under ASC 350-10, a determination of the fair value of the Company’s reporting units is required based upon, among other things, estimates of future operating performance. Changes in market conditions, among other factors, may have an impact on these estimates. The Company performs its required annual impairment tests on December 31 of each fiscal year. As a result of this test the Company recorded no impairment charges for the year ended September 30, 2011. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets. There were no events or circumstances that have occurred that would suggest impairment has occurred with these assets. See Note 6.

(i) Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations or expected to be disposed of when events and circumstances indicate that the assets might be impaired and when those assets are expected to generate undiscounted cash flows that would be less than their carrying amounts in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets. No indicators of impairment existed at September 30, 2011 and 2010. See Note 14.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands)

(j) Deferred Financing Fees

Deferred financing fees are amortized using the straight line method, which approximated the effective interest method over the respective loan periods. On March 31, 2011 the Company refinanced its outstanding debt, as further discussed in Note 7. As a result of the refinancing the company recognized a $5.5 million loss on the extinguishment of debt, of which $2.8 million represented the write off of net deferred financing costs and $0.8 million represented the write-off of original issue discount associated with the previously outstanding debt. The remaining loss represents the payment of prepayment penalties and other related costs.

During the year ended September 30, 2011, the Company capitalized costs of $9.7 million related to financing fees paid in conjunction with its debt refinancing. The amortization of deferred financing fees was $1.3 million and $0.4 million for the year ended September 30, 2011 and for the period from February 17, 2010 to September 30, 2010, respectively, and is included in interest expense in the accompanying consolidated statement of operations. Amortization was $0.9 million and $2.2 million for the period from October 1, 2009 to February 16, 2010 and for the year ended September 30, 2009, respectively, and is included in bank related loan costs in the accompanying consolidated statement of operations. The effect of the change in presentation of amortization expense was not material to the consolidated statements of operations.

(k) Income Taxes

The Company is a limited liability company. For income tax purposes, it is considered a pass-through tax entity. Accordingly, it is generally not subject to federal or state income taxes, except for certain states in which it conducts business, and no provision for income taxes has been made in these consolidated financial statements other than for certain subsidiaries which are Subchapter C Corporations.

For those subsidiaries, the Company accounts for income taxes in accordance with the asset and liability based approach. Under that approach, deferred income tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when such differences are expected to reverse. A valuation allowance is recorded, if necessary, to reduce deferred tax assets to their estimated realizable value.

The Company has adopted FASB ASC 740, Income Taxes, which creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company recognized the effects of the adoption of the cumulative effect of accounting for uncertainty in tax positions within ASC 740 in its Consolidated Statement of Changes in Members’ Equity for the February 16, 2010 period of $300.

(l) Foreign Operations

The Company’s functional currency is the U.S. Dollar, except for Pretium Canada, whose functional currency is the Canadian Dollar. Results of operations and cash flows are generally translated at average exchange rates during the period and reflected as gains or losses from foreign currency exchange rates. Assets and liabilities are translated at end of period exchange rates at the stated month end exchange rate. Translation adjustments resulting from this process are reported as a component of members’ equity (deficit).

Transaction gains and losses that arise from exchange rate fluctuations on transactions and balances denominated in a currency other than the functional currency are generally included in the results of operations as incurred. Foreign currency transaction gains included in operations amounted to $0.3 million for the year ended September 30, 2011. Foreign currency transaction gains of $0.2 million and $0.6 million were included in operations for the periods from February 17, 2010 to September 30, 2010 and for the period October 1, 2009 to February 16, 2010, respectively. Foreign currency transaction losses included in operations for the year ended September 30, 2009 were $0.3 million.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands)

(m) Comprehensive Income (Loss)

The Company classifies its accumulated other comprehensive income (loss), which is comprised solely of cumulative foreign currency translation adjustments, as a separate component of members’ equity (deficit).

(n) Fair Value of Financial Instruments and Other Intangibles

The Company measures fair value in accordance with accounting guidance that requires an entity to base fair value on an exit price and maximize the use of observable inputs and minimize the use of unobservable inputs when determining an exit price. Fair value is the price to sell an asset or transfer a liability between market participants at the measurement date. Fair value measurements assume the asset or liability is exchanged in an orderly manner; the exchange is in the principal market for that asset or liability (or in the most advantageous market when no principal market exists); and the market participants are independent, knowledgeable, able and willing to transact an exchange.

Considerable judgment is required in interpreting market data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

As described above, the Company evaluates its intangible and long-lived assets for impairment or recoverability and, if necessary, measures their fair value. Such fair value is determined in accordance with FASB ASC 820, Fair Value Measurements and Disclosures, using unobservable inputs or an income approach, which represent Level 3 inputs under FASB ASC 820. See Note 6 and 14.

(o) Revenue Recognition

Revenue is recognized from product sales when there is persuasive evidence of an arrangement, the price is fixed or determinable, the goods are shipped and the title and risk of loss pass to the customer, and collectability is reasonably assured. The Company records shipping and handling costs charged to customers in net sales, with the related expense recorded in cost of sales. Sales are recorded net of discounts, allowances and returns. Sales allowances are recorded as a reduction to sales in accordance with guidance under FASB ASC 605-50, Customer Payments and Incentives. The Company passes resin cost adjustments to customers in the form of price adjustments on future quantities sold, typically subject to a one to four month timing delay, and there are no unbilled amounts reflected in the financial statements.

(p) Restructuring Expenses

The Company accounts for costs incurred in connection with the closure and consolidation of facilities and functions in accordance with FASB ASC 420, Exit or Disposal Cost Obligations; and ASC 805, Business Combinations. Such costs include employee termination benefits (one-time arrangements and benefits attributable to prior service); termination of contractual obligations; the write-down of current and long-term assets to the lower of cost or fair value; and other direct incremental costs including relocation of employees, inventory and equipment.

(q) Research & Development

Research and development expenditures are expensed as incurred. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products or processes. Costs primarily include salaries and benefits, facility costs and outside services and have not been material for the periods presented.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands)

(r) Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amended ASC 605, “Revenue Recognition,” for separating consideration in multiple-deliverable arrangements and establishes a hierarchy for determining the selling price of a deliverable. The Company adopted this guidance effective October 1, 2010, and the adoption had no impact on its financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measurements and Disclosures.” This amendment affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements. This ASU requires certain new disclosures and clarifies two existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Adoption of this amendment did not have a significant impact on our disclosures, and the disclosures related to the roll forward of activity in Level 3 fair value measurements will not have a significant impact on our disclosures.

2.	Business Combinations

Summary

On February 16, 2010, Pretium Holding, through its wholly owned subsidiary, Pretium Intermediate, purchased all of the outstanding member’s units in the Predecessor (the “Acquisition”). The Acquisition was valued at $134.0 million As part of the transaction, certain previous owners of the Predecessor received partnership units of Pretium Holding valued at $12.4 million. As a result, the Successor is a 100% owned subsidiary of Pretium Intermediate. At the same time, Robb purchased 100% of the stock of PVC for $47.0 million (the “PVC Acquisition”). To fund these transactions, the Successor used cash invested by its members’ of $75.0 million and entered into debt agreements in the form of a revolving line of credit of $15.4 million, a term note payable of $53.0 million, and a subordinated note of $43.1 million. The Successor incurred $3.5 million in debt issuance costs. Additionally, the Predecessor and Successor incurred $1.2 million and $10.8 million of transaction costs, respectively, related to both the Acquisition and the PVC Acquisition. Included in the Predecessor transaction costs is $597 of expense recorded on October 1, 2009 relating to previously deferred acquisition related costs that were previously capitalized under FASB Statement 141, Business Combinations, (now part of ASC Topic 805 Business Combinations). In conjunction with the Company’s adoption of the provisions of FASB 141(R), Business Combinations (now part of ASC Topic 805) effective October 1, 2009, those costs were expensed as acquisition related costs are now required to be expensed as incurred. The $597 in acquisition related costs is included in acquisition fees and expenses in the statement of operations.

On February 16, 2010, the Company, utilizing the practice of push down accounting, recorded the business combination of the controlling interest of Pretium Holding, LLC (the “Parent”). The effect of the Parent’s transaction resulted in the Company becoming a new entity for financial reporting

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands)

purposes. As a result of this transaction, and as more fully described in Note 1, the consolidated financial statements for the period subsequent to the Acquisition are referred to as “Successor”, and the consolidated financial statements for the period prior to the Acquisition are referred to as the “Predecessor”. Accordingly, the Company’s consolidated financial statements for periods prior to February 17, 2010 are not comparable to consolidated financial statements presented on or after February 17, 2010.

These transactions were accounted for as business combinations, which required an allocation of the total consideration to the identifiable assets and liabilities measured at fair value at the acquisition date. The total consideration was allocated at February 16, 2010 as follows:

	Pretium Packaging, L.L.C.	Novapak	Total
Cash, accounts receivable, inventory and other current assets	$34,234	$21,524	$55,758
Property and equipment	57,308	27,139	84,447
Intangible assets	30,155	7,925	38,080
Goodwill	30,817	9,551	40,368
Deferred tax assets	161	265	426
Accounts payable and accrued expenses	(17,825)	(12,352)	(30,177)
Deferred tax liabilities	(509)	(7,052)	(7,561)
Other long-term liabilities	(341)	—	(341)

	$134,000	$47,000	$181,000

Pro Forma Information

The following table sets forth unaudited pro forma results of operations, assuming that the above acquisitions had taken place at the beginning of each period presented:

	2010 Unaudited Pro Forma Consolidated	2009 Unaudited Pro Forma Consolidated
Net Sales	$234,118	$236,577
Net loss	$(14,308)	$(9,040)

These unaudited pro forma results of operations have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation and amortization expense as a result of a step up in the basis of fixed assets and intangible assets and related tax effects. They do not purport to be indicative of the results of operations which actually would have resulted had the above acquisitions occurred at the beginning of each period presented, or of future results of operations of the entities.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands)

3.	Accounts Receivable

Accounts receivable at September 30, 2011 and 2010 consist of the following:

	September 30, 2011	September 30, 2010
Accounts Receivable	$26,297	$28,841
Less: allowance for doubtful accounts	(754)	(1,845)

Accounts receivable net of allowances	$25,543	$26,996

The allowance for doubtful accounts activity for the fiscal year ended September 30, 2011, for the periods October 1, 2009 to February 16, 2010 and February 17, 2010 through September 30, 2010, and for the fiscal year ended September 30, 2009 was as follows:

Allowance for doubtful accounts:	Balance at beginning of Period	Additions				Balance at
		Charged to costs	Charged to other			end of
		and expenses	accounts		Deductions	period
Successor:
Year ended September 30, 2011	$1,845	$132	$—		$(1,223)	$754
Period from February 17, 2010 through September 30, 2010	$796	$542	$510	(a)	$(3)	$1,845
Predecessor:
Period from October 1, 2009 through February 16, 2010	$774	$88	$—		$(66)	$796
Year ended September 30, 2009	$913	$321	$—		$(460)	$774

(a)	Reflects opening reserve balance resulting from the PVC Acquisition.

4.	Inventories

Inventories, stated at lower of cost or market, consisted of the following at September 30, 2011 and 2010:

	September 30, 2011	September 30, 2010
Inventories:
Finished goods	$12,849	$9,858
Raw materials	11,168	9,401

Inventories	$24,017	$19,259

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands)

5.	Property, Plant, and Equipment, Net

Property, plant, and equipment at September 30, 2011 and 2010 consist of the following:

	September 30, 2011	September 30, 2010
Land	$2,120	$2,120
Buildings and improvements	23,549	22,439
Machinery and equipment	48,805	44,016
Molds	21,635	18,427
Capital improvements in progress	1,790	3,161

	97,899	90,163
Accumulated depreciation and amortization	(20,727)	(7,466)

Property, plant and equipment, net	$77,172	$82,697

Depreciation expense totaled $13.4 million for the year ended September 30, 2011. Depreciation expense totaled $7.5 million and $3.1 million for the periods from February 17, 2010 through September 30, 2010 and October 1, 2009 through February 16, 2010, respectively. Depreciation expense was $8.7 million for the year ended September 30, 2009.

6.	Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

	(Successor)		(Predecessor)
	Year ended September 30, 2011	Period of February 17, 2010 through September 30, 2010	Period of October 1, 2009 through February 16, 2010	Year ended September 30, 2009
Beginning balance	$40,413	$—	$33,071	$33,246
Acquisition of Novapak	—	9,551	—	—
Successor acquisition	—	30,817	—	—
Currency translation adjustment	(59)	45	746	(175)

Ending balance	$40,354	$40,413	$33,817	$33,071

The Company performs the annual impairment test of the carrying values of its goodwill as of December 31 of each fiscal year. Under the impairment test, if the reporting unit’s aggregate carrying value exceeds its estimated fair value, goodwill impairment is recognized to the extent that the reporting unit’s carrying amount of goodwill exceeds the implied value of the goodwill.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands)

The Company completed its annual impairment test of the carrying value of its goodwill as of December 31, 2010 and concluded there was no impairment. In performing its goodwill impairment test, the Company determined the estimated fair value of its reporting unit utilizing a combination of the market approach (weighted at 25% for the comparable company method and 25% for the reference transactions method) and the income approach (weighted at 50%). The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach makes use of unobservable factors, and the key assumptions that impact the calculation of fair value, including the Company’s estimates of the projected revenues, cash flows and a discount rate applied to such cash flows. In developing projected revenues and cash flows, the Company considered available information including, but not limited to, its short-term internal forecasts, historical results, anticipated impact of implemented restructuring initiatives, and its expectations about the strength of the current economy. In addition, the Company forecasted sales growth to trend up to an inflationary growth rate of 3% per annum by fiscal 2012 and beyond. The determination of the discount rate was based on the weighted-average cost of capital with the cost of equity determined using the capital asset pricing model (“CAPM”). The CAPM uses assumptions such as a risk-free rate, an equity risk premium and a small stock premium. These assumptions were derived from publicly available information. Therefore, the Company believes its assumptions are reflective of the assumptions made by market participants.

In order to evaluate the sensitivity of the fair value calculation on the goodwill impairment testing, the Company applied a hypothetical 10% decrease to the fair value of the reporting unit, which it believes represented a reasonably possible change at the time of the test. This hypothetical 10% decrease did not change the results of the Company’s impairment testing.

Other Intangible Assets

Other intangible assets consist primarily of customer relationships and trademarks, which resulted from the Acquisition and the PVC Acquisition. Other intangible assets consist of the following at September 30, 2011.

	Gross carrying amount	Weighted average amortization period	Accumulated Amortization	Currency Translation Adjustment	Net Book Value
Customer relationships	$25,800	20 Years	$(2,112)	$(1)	$23,687
Trademarks	12,280	Indefinite	(80)	(13)	12,187

Total	$38,080		$(2,192)	$(14)	$35,874

Customer relationships are amortized over 20 years. The accumulated amortization related to the Trademarks is related to the subsequent amortization of the PVC trademarks. The Pretium trademark is not amortized and has an indefinite useful life. Amortization expense for the year ended September 30, 2011 was $1.3 million. The Pretium trademark was evaluated for impairment and no impairment was recorded during the year ended September 30, 2011.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands)

Other intangible assets at September 30, 2010 consisted of the following:

	Gross carrying amount	Weighted average amortization period	Accumulated Amortization	Currency Translation Adjustment	Net Book Value
Customer relationships	$25,800	20 Years	$(807)	$59	$25,052
Trademarks	12,280	Indefinite	(80)	40	12,240

Total	$38,080		$(887)	$99	$37,292

Amortization expense was $0.9 million for the period from February 17, 2010 through September 30, 2010. There was no amortization expense for the period October 1, 2009 through February 16, 2010. Estimated future amortization expense for customer relationships is as follows:

Fiscal Year Ended
2012	$1,290
2013	1,290
2014	1,290
2015	1,290
2016	1,290
2017 and thereafter	17,237

7.	Long-term Debt

At September 30, 2011 and 2010, long-term debt obligations consist of the following:

	September 30, 2011	September 30, 2010
Revolving line of credit	504	11,733
11.5% senior secured notes	150,000	—
Term loan	—	51,625

Total Senior Debt	150,504	63,358

Senior secured subordinated notes	—	43,556
Less original issue discount	—	(966)
Other	353	511

	150,857	106,459
Less: Current portion of long-term debt	(169)	(3,658)

Total Long-term Debt	$150,688	$102,801

In connection with the acquisitions in Note 2, the Company paid off its existing debt at February 16, 2010 and entered into a new credit agreement with senior lenders (the Senior Credit Agreement) consisting of a revolving line of credit and a term note, and a note purchase agreement with secured subordinated lenders.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands)

Under the terms of the Company’s debt agreements at September 30, 2010, the schedules interest rates and maturity dates were as follows:

	Interest rates on Successor agreements	Scheduled maturity dates
Revolving line of credit	LIBOR* plus 6.00%**	February 16, 2015
Term loan	LIBOR* plus 6.00%**	February 16, 2015
Secured subordinated notes	12.0% plus 3% PIK***	February 16, 2016

*	LIBOR floor of 2%
**	The revolving line of credit and term also have interest rate options based on the prime rate, with a floor of 3.00%, plus a margin of 5.00%.
***	Paid-in-kind (PIK) interest is added to the principal balance and due at the scheduled maturity date.

On March 31, 2011, the Company refinanced the debt used to fund the Acquisition and the PVC Acquisition. As described further below, the Company, together with Pretium Finance, Inc. (“Pretium Finance”), its wholly-owned subsidiary, issued $150 million of 11.5% Senior Secured Notes due April 1, 2016 and entered into an ABL Facility (the “ABL Facility”) of $25 million in order to fund the refinancing (the “Refinancing”). The ABL Facility entered into on March 31, 2011 was subsequently amended and restated on April 20, 2011, which reduced the Company’s interest rates and increased its borrowing availability to $30 million, among other things. Under the terms of these debt agreements at September 30, 2011, the scheduled interest rates and maturity dates are as follows:

	Interest rates on agreements	Scheduled maturity dates
Revolving line of credit	Prime plus 0.5%*	September 30, 2015
11.5% senior secured notes	11.50%	April 1, 2016

*	The revolving line of credit also has interest rate options based on LIBOR plus a margin of 1.5%.

11.5% Senior Secured Notes

On March 31, 2011 the Company, together with Pretium Finance as co-issuer (together, the “Issuers”) issued $150 million in aggregate principal amount of 11.5 % Senior Secured Notes due April 1, 2016 (the “Senior Secured Notes”). The Senior Secured Notes bear interest at a fixed annual rate of 11.5% from April 1, 2011, paid semi-annually, commencing October 1, 2011.

The Senior Secured Notes are guaranteed by all of the Company’s subsidiaries other than Pretium Finance and are secured, subject to permitted liens and except for certain excluded assets, on a second priority basis by substantially all of the Issuers’ and the guarantors’ current future property and assets. The Senior Secured Notes and the guarantees are effectively junior to the Issuers’ and the guarantors’ obligations under the amended ABL Facility and will be effectively junior to any secured indebtedness that is either secured by assets that are not collateral for the Senior Secured Notes and the guarantees or secured by a prior lien on the collateral for the Senior Secured Notes and the guarantees, in each case, to the extent of the value of the assets securing such indebtedness. All of the Company’s subsidiaries other than Pretium Finance are guarantors under the amended ABL Facility.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands)

On or after April 1, 2014, the Issuers may redeem all or a part of the Senior Secured Notes at a redemption price not to exceed 105.75% plus accrued and unpaid interest and special interest, if any, to the redemption date. At any time prior to April 1, 2014, the Issuers may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes at a redemption price not to exceed 111.5% plus accrued and unpaid interest and special interest, if any, to the redemption date, with certain of the proceeds realized from the sale of any equity securities; provided, however, that at least 65% of the original principal of the Senior Secured Notes are outstanding immediately following the redemption. If the Issuers sell certain assets or experience specific kinds of changes of control, the Issuers must offer to repurchase the Senior Secured Notes.

ABL Facility

As part of the Refinancing, the Company entered into a Credit Agreement, dated as of March 31, 2011, among the Company, certain subsidiaries of the Company as co-borrowers, Pretium Intermediate, the guarantors party thereto, Jefferies Finance LLC as administrative agent, collateral agent and issuing bank and the lenders party thereto.

On April 20, 2011, the Company entered into an Amended and Restated Credit Agreement, dated as of April 20, 2011, among the Company, certain subsidiaries of the Company as co-borrowers, Pretium Intermediate, the guarantors party thereto, PNC Bank, National Association as administrative agent, collateral agent and issuing bank and the lenders party thereto (the “Amended ABL Facility”).

The Amended ABL Facility provides senior secured financing of up to $30 million, subject to borrowing base and certain other restrictions on availability. The Amended ABL Facility includes a letter of credit and swingline subfacility. The Company, Novapak, Robb, Airopak Corporation, Novapak Corporation and Pretium Canada Company are the borrowers under the Amended ABL Facility. All of the Company’s subsidiaries other than Pretium Finance are guarantors under the Amended ABL Facility.

The Amended ABL Facility matures on September 30, 2015. Subject to certain conditions, individual lenders may optionally agree to extend the maturity of their loans and the expiration of the commitments for up to one year.

The Company is required to make mandatory prepayments under the Amended ABL Facility to the extent that the amount of obligations outstanding under the facility (including letters of credit) exceeds the borrowing limits set forth in the facility.

At the Company’s request, additional loans in excess of the initial $30 million commitment amount may be made under the Amended ABL Facility at any time after the closing date until the new revolving credit facility matures. The making of any such loans is subject to customary conditions, including absence of defaults, minimum excess availability and obtaining commitments from lenders. However, any such additional loans would require the consent of the holders of the Senior Secured Notes if, after giving effect thereto, the Company would not be in compliance with the Amended ABL Facility limitation set forth in Section 4.09(b)(1) of the Indenture.

The Amended ABL Facility is secured by a first priority security interest in substantially all of the Company’s and the guarantors’ assets.

Borrowings under the Amended ABL Facility are made as Adjusted Base Rate Loans or Eurodollar Loans at the Company’s election. The interest rate payable under Adjusted Base Rate Loans will be based upon an adjusted base rate (equal to the greater of (a) the Base Rate (Prime Rate per the Wall Street Journal) in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) except during the Eurodollar Unavailability Period, the Eurodollar

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands)

Rate for a Eurodollar Loan with a one month interest period plus 1.0%; plus 0.50%). The interest rate payable under Eurodollar Loans will be based upon the published LIBOR rate; plus 1.50%. During continuance of certain events of default under the Amended ABL Credit Facility, a default rate of 2.0% per annum over the rate applicable to Adjusted Base Rate Loans may be imposed.

Interest is calculated on the basis of a 360-day year (365/366 day year with respect to base rate loans) and is payable monthly in arrears for base rate loans and at the end of each interest period for LIBOR loans (but not less frequently than quarterly).

The Amended ABL Facility contains certain customary fees, including letter of credit fees, an unutilized commitment fee, an annual administrative fee, and an upfront fee. Unutilized commitment fees of 0.25% per annum will accrue on undrawn commitments under the facility. The Amended ABL Facility also contains certain operating covenants which are subject to thresholds, qualifications and/ or exceptions in certain cases.

The Amended ABL Facility also requires the Company to achieve and maintain a minimum fixed charge coverage ratio if excess availability under the Amended ABL Facility is below a certain amount. In the event that the sum of excess availability and certain of the Company’s cash is less than $3.75 million, the Company will be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 tested quarterly, at the end of a fiscal quarter. Unless certain conditions described therein have been satisfied, the Amended ABL Facility will generally prohibit prepayment of principal under the Senior Secured Notes whether upon default, acceleration or otherwise.

At September 30, 2011, the Company had outstanding borrowings of $0.5 million at a rate of 3.75%. Letters of credit issued and outstanding at September 30, 2011 was $1.6 million. Borrowing availability at September 30, 2011 was $27.9 million.

Senior Credit Agreement

On February 16, 2010, and in connection with the Acquisition described in Note 2, the Company entered into a credit agreement with senior lenders (the “Senior Credit Agreement”) consisting of a revolving line of credit and a term note, and a note purchase agreement with secured subordinated lenders. At March 31, 2011 the Senior Credit Agreement was repaid and settled in full. Letters of credit issued and outstanding at September 30, 2010 was $2.5 million.

Senior Subordinated Notes

On February 16, 2010 and in connection with the Acquisition described in Note 2, the Company issued $43.1 million aggregate principal amount of senior subordinated notes due 2016. The Company redeemed the secured subordinated notes in whole and the existing Letter of Credit on March 31, 2011 at a redemption price and recorded principal and accrued unpaid interest plus applicable premium.

Scheduled maturities of long-term debt under the debt agreements are as follows:

	2012	2013	2014	2015	2016	Total
Revolving line of credit	$—	$—	$—	$504	$—	$504
11.5% senior secured notes	—	—	—	—	150,000	150,000
Other	169	159	25	—	—	353

	$169	$159	$25	$504	$150,000	$150,857

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands)

8.	Leases

The Company leases various equipment and facilities. Total rental expense was $4.7 million for the year ended September 30, 2011. Rental expense was $3.6 million and $2.1 million for the periods from February 17, 2010 through September 30, 2010 and October 1, 2009 through February 16, 2010. Rental expense was $4.7 million for the year ended September 30, 2009. Future minimum lease payments under all noncancelable operating leases with initial or remaining terms in excess of one year at September 30, 2011 are as follows:

	Equipment	Real Estate	Total
Year:
2012	$325	$3,287	$3,612
2013	202	3,064	3,266
2014	89	2,650	2,739
2015	29	2,641	2,670
2016	—	2,459	2,459
Thereafter	—	2,157	2,157

Total minimum lease payments	$645	$16,258	$16,903

9.	401K Plan

The Company maintains a 401(k) defined contribution plan which covers all participating employees who have a minimum of ninety days of service. The Company provides a cash match benefit at the rate of 50% of the first 4% of the participating employees’ gross contributions. Employees become fully vested in the Company’s contribution after five years of service. The Company’s contribution totaled $0.4 million for the year ended September 30, 2011. Contributions totaled $0.2 million and $0.1 million for the periods from February 17, 2010 through September 30, 2010 and October 1, 2009 through February 16, 2010, respectively. Contributions were $0.2 million for the year ended September 30, 2009. Subsequent to the acquisition of PVC and effective July 6, 2010, the Company elected to merge the PVC Container Corporation 401(k) Savings Plan into the Pretium 401(k) plan.

10.	Pretium Capital Structure

At September 30, 2011, the Successor Company’s capital structure consisted of 1 share of its Class A Member units, held by Pretium Intermediate. Pretium Intermediate is 100% owned by Pretium Holding as of September 30, 2011. The membership units of Pretium Holding are designated Class A units, Class B-1 units, Class B-2 units and Class B-3 units. The Class A and B-2 units contain certain distribution and liquidation preferences, the Class B-1 units contain voting rights and the Class B-3 units are non-voting units intended for employees and directors.

The Predecessor capital structure consisted of Preferred Class, Class A, Class B, and Class C units. The Preferred Class and Class A units contained certain distribution and liquidation preferences. The Predecessor Class C units, which were held by key employees, were cancelled prior to February 16, 2010. The Predecessor Preferred Class, Class A and Class B units were converted to units of Pretium Holding, on February 16, 2010.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands)

On February 16, 2010, the Company’s long-term and short-term debt was restructured (see Note 6) and essentially all of the Company’s debt was repaid and replaced by the debt described in the long-term debt discussion in Note 6. Simultaneously, a cash investment of $75 million was made by the Successor Class A unit holder. The majority holder of Pretium Holding, LLC is Castle Harlan Inc., a New York-based management firm (see Note 15).

As specified in the Company’s Operating Agreement, voting rights are one voting unit for each unit registered in the name of such Member as shown on the Membership Registration maintained by the Company. Income and losses of the Company shall be allocated among the Members in proportion to each Member’s respective percentage of voting units when compared with the total Units issued. The Company’s cash flows shall first be applied to the payment of the Company’s operating expenses (including debt service) and then to maintenance of adequate cash reserves as determined by the Board of Directors in its sole discretion, and shall be distributed from time to time to the Members in proportion to their respective percentage units. No member has the right to demand and receive any distribution from the Company other than in cash. No distribution shall be made if, as a result thereof, the Company would be in violation of any loan agreement, or if the Company’s total assets would be less than the sum of its total liabilities. Transfer, disposition or encumbrance of membership units are subject to certain significant restrictions, including a restriction that prohibits disposals without approval by the Board of Directors.

During the year ended September 30, 2011, the Company received an investment from its sole member of $0.95 million.

On March 31, 2011, in connection with the Refinancing (see Note 6), the Company distributed $30.9 million to Pretium Intermediate. Pretium Intermediate distributed the same amount to Pretium Holding, and Pretium Holding further distributed that amount to its Class A members in accordance with the terms of Pretium Holding’s operating agreement.

On September 2, 2011, the Company repurchased 250 Class A and 250 Class B-3 membership units of Pretium Holding, LLC from a former executive who resigned in August 2011. The units were repurchased for $21, which represented the value of the members’ investment, net of distributions, at the termination date.

At September 30, 2011, 100% of the membership interests in the Successor were held by Pretium Intermediate.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands)

11.	Income Taxes

The Company is a pass-through tax entity and no provision, except for certain states in which it conducts business as well as certain subsidiary companies which are discussed further below, is made in the consolidated financial statements for income taxes. The following income tax items are related to the applicable subsidiary companies that are subject to income tax treatment:

	Successor		Predecessor
	Year ended September 30, 2011	Period of February 17, 2010 through September 30, 2010	Period of October 1, 2009 through February 16, 2010	Year ended September 30, 2009
U.S. loss	$(13,251)	$(20,420)	$(2,349)	$(2,355)
Non-U.S. income (loss)	(949)	951	(2,178)	(3,745)

Total Loss	$(14,200)	$(19,469)	$(4,527)	$(6,100)

Deferred taxes for the applicable subsidiary companies are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss and other tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

The components of income tax provision (benefit) are as follows:

	Successor		Predecessor
	Year ended September 30, 2011	Period of February 17, 2010 through September 30, 2010	Period of October 1, 2009 through February 16, 2010	Year ended September 30, 2009
Current:
Federal	$636	$70	$77	$—
State	329	106	—	86
International	—	—	—	(30)

Total Current	965	176	77	56

Deferred:
U.S.	993	(12)	—	—
International	—	—	(442)	(1,004)

Total Deferred	993	(12)	(442)	(1,004)

Total	$1,958	$164	$(365)	$(948)

The effective tax rate for each of the periods presented differs from the statutory U.S. tax rate. This is primarily due to the Company’s pass-through entity treatment for tax purposes. In addition, for the Company’s taxable subsidiary operations, the effective tax rate differs due to the change in valuation allowance, state income taxes, and the lower statutory rates that apply to Pretium Canada’s operations.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands)

	Successor		Predecessor
	Year ended September 30, 2011	Period of February 17, 2010 through September 30, 2010	Period of October 1, 2009 through February 16, 2010	Year ended September 30, 2009
Statutory Federal income taxes	34%	34%	34%	34%
Losses passed through to Members	(47)	(36)	(24)	(25)
Canadian income taxes, net	—	—	(3)	(1)
State income taxes, net	1	—	(1)	2
Non-deductible interest	—	—	(1)	(3)
Change in valuation allowance	(2)	2	5	7
Other, net	—	—	(1)	2

	(14%)	0%	9%	16%

Deferred income taxes for the Company’s taxable subsidiaries reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at September 30, 2011 and 2010 are as follows:

	September 30, 2011	September 30, 2010
Deferred tax liabilities:
Tangible property & equipment	$(7,367)	$(8,054)
Goodwill and other intangible assets	(6,635)	(7,093)

	(14,002)	(15,147)

Deferred tax assets:
Accrued liabilities and reserves	898	1,174
Accrued compensation	52	427
Inventory	55	79
Goodwill	739	874
AMT/R&D credit carryforward	—	375
Net operating loss carryforwards	7,166	7,916

	8,910	10,845

Valuation allowance	(2,957)	(2,786)

Total deferred tax assets	5,953	8,059

Net deferred tax liability	$(8,049)	$(7,088)

Current deferred tax asset	$642	$1,345
Long-term deferred tax liability	(8,691)	(8,433)

Net deferred tax liability	$(8,049)	$(7,088)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the scheduled reversal of deferred tax liabilities and generation of future taxable income during the periods in which the deferred tax assets become deductible. Based upon projections for future taxable income over the periods the deferred tax assets are deductible, and the availability of gross deferred tax liabilities to offset gross deferred tax assets, management believes it is more likely than not the Company will realize substantially all of the benefits of these deductible differences at September 30, 2011. A valuation

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands)

allowance was placed on certain Canadian and state net operating losses for jurisdictions in which it is unlikely that the Company will realize sufficient taxable income during the periods in which certain of the temporary differences become deductible. The net change in the valuation allowance for the fiscal year ended September 30, 2011 and the period from February 17, 2010 to September 30, 2010 was $0.2 million and ($0.3) million, respectively.

At September 30, 2011, Robb Container Corporation (Robb), a subsidiary of Pretium and a Subchapter C Corporation, had approximately $8.1 million of net operating loss carryforwards that expire in varying amounts beginning in 2021. Based upon the change of ownership rules under IRC Section 382, these separate U.S. net operating loss carryforwards are limited as to the amount of use in any particular year. At September 30, 2011, Pretium Canada has approximately $14.2 million of federal and $13.9 million of provincial net operating losses that expire in varying amounts beginning in 2028. These net operating loss carryforwards are available to only offset future taxable income earned in Canada by Pretium Canada.

The U.S. subsidiaries file consolidated federal and state income tax returns. Generally, the U.S. subsidiaries are not subject to U.S. federal and state examinations for fiscal years prior to 2007. Pretium Canada files a federal return in Canada and a provincial return in Quebec. Pretium Canada is not subject to Canadian federal and Quebec provincial examinations for years prior to its year ended September 30, 2009.

As of September 30, 2011, and 2010, the total balance of unrecognized tax benefits was $0.1 million.

12.	Contingencies

Iowa Division of Labor Services

In 2010, the Company received a citation and notice of penalty from the Iowa Division of Labor Services pertaining to the Company’s Muscatine, Iowa facility. In June 2011, the Company reached a settlement with the Iowa Division of Labor Services. The citation and related settlement did not have a material effect on the Company’s condensed consolidated results of operations, financial position or cash flows for the year ended September 30, 2011.

Other

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate conclusion of these matters will not have a material effect on the Company’s condensed consolidated results of operations, financial position or cash flows.

13.	Restructuring Initiatives

During fiscal 2010, the Company implemented several initiatives to restructure and realign certain manufacturing and administrative resources subsequent to the acquisitions discussed in Note 2. These plans included the elimination of certain redundant administrative positions at the former Novapak corporate headquarters in Eatontown, New Jersey, which was completed in September 2010. They also included the closure and relocation of all manufacturing operations at the Nashua, New Hampshire facility into the Philmont, New York location, which was completed in June 2010. In addition, two Hazleton, Pennsylvania operations were combined with one location retained as a shipping warehouse. The Hazleton consolidation was completed in August 2010. Finally, a decision was made in June 2010 to close the Muscatine, Iowa facility and to transfer its operations to Seymour, Indiana and Manchester, Pennsylvania. The Muscatine transition was begun in

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands)

August 2010 and was completed in March 2011. The total cost incurred during the year ended September 30, 2011 was $2.5 million. For the year ended September 30, 2011 restructuring costs consisted of facility consolidation costs ($1.0 million) and other exit costs ($1.5 million). The total cost incurred during the period of February 17, 2010 to September 30, 2010 was $6.7 million and was comprised of severance payments ($2.7 million), facility consolidation costs ($1.7 million), and other exit costs ($2.3 million).

14.	Fair Value Measurement

The following methods and assumptions were used to estimate fair values of each class of financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

The fair values of these financial instruments approximate their carrying amounts due to the short term nature of these instruments.

Long-Term Debt

The Company’s long-term debt consists of both variable-rate and fixed rate debt. The fair value of the Company’s long-term debt was based on market price information. The variable rate debt totaled $0.5 million at September 30, 2011, which approximates fair value based on the borrowing rates available to the Company for loans with similar terms and maturities. The Company’s fixed rate debt, which includes 11.5% Senior Notes due in 2016, totaled $150 million, as of September 30, 2011. The fair value of this debt approximates its carrying amount based on market price information at September 30, 2011. The estimated fair value is not indicative of the amount that the Company would have to pay to redeem these notes since they are infrequently traded and are not callable at this value.

Recurring Fair Value Measurements

The Company does not have any financial assets or liabilities measured at fair value on a recurring basis as of September 30, 2011 and 2010.

Non-recurring Fair value Measurements

Non-financial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a nonrecurring basis. These items are tested for impairment on the occurrence of a triggering event or in the case of goodwill and other indefinite-lived intangible assets, on at least an annual basis. The Company did not identify any events or changes in circumstances that would indicate that the carrying amount of long-lived assets may not be recoverable as of September 30, 2011 and 2010.

The Company does not have any other financial instruments within the scope of the fair value disclosure requirements as of September 30, 2011.

15.	Related Party Transactions

On February 17, 2010, the Company expensed a one-time service fee payment in conjunction with its business acquisitions (see Note 2) totaling $ 0.8 million to Castle Harlan, Inc. and a significant minority investor. In addition, the former majority owner of the Company entered into a seven year consulting agreement (including a non-competition clause) as well as serve on the Company’s Board of Directors. The Company’s cost for these services was $1.0 million for the year ended September 30, 2011, and $0.7 million for the period from February 17 to September 30, 2010 and is included within selling, general and administrative expenses in the consolidated statements of operations.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands)

The Company has entered into a management agreement to jointly retain Castle Harlan, Inc. to provide business and organizational strategy, financial and investment management, advisory, and merchant and investment banking services to the Company. In exchange for these services, the Company pays these related parties management fees of $2.3 million, annually. The Company recorded total expense related to these agreements of $2.3 million for the year ended September 30, 2011, and $1.4 million for the period from February 17 to September 30, 2010. These fees are included within selling, general and administrative expenses in the consolidated statements of operations.

There was no related party transactions during the year ended September 30, 2009.

16.	Segment Information

The Company operates as a single reportable segment based on the “management” approach. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments.

The geographic distributions of the Company’s net sales were as follows for the fiscal year ended September 30, 2011, for the periods October 1, 2009 through February 16, 2010 and February 17, 2010 through September 30, 2011, and for the fiscal year ended September 30, 2009:

Net Sales	U.S.	Canada	Total
Successor:
Year ended September 30, 2011	$196,507	$40,734	$237,241
Period from February 17, 2010 through September 30, 2010	$124,249	$24,742	$148,991
Predecessor:
Period from October 1, 2009 through February 16, 2010	$44,692	$13,929	$58,621
Year ended September 30, 2009	$126,441	$38,233	$164,674

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands)

The geographic distributions of the Company’s long-lived assets were as follows for the fiscal year ended September 30, 2011, 2010 and 2009:

Total Long-lived Assets	U.S.	Canada	Total
Successor:
September 30, 2011	$135,415	$17,985	$153,400
September 30, 2010	$143,566	$16,836	$160,402
Predecessor:
September 30, 2009	$29,962	$36,706	$66,668

17.	Quarterly Financial Information (Unaudited)

Quarterly results of operations for the years ended September 30, 2011 and 2010 were as follows:

Quarter ended	Net sales	Gross profit	Operating income (loss)	Net loss
2011 - Successor
December 31, 2010	$54,388	8,258	2,345	(1,725)
March 31, 2011	61,076	8,787	2,764	(6,072)
June 30, 2011	62,968	8,237	2,008	(3,903)
September 30, 2011	58,809	6,028	492	(4,458)

	$237,241	$31,310	$7,609	$(16,158)

2010 - Successor
February 17, 2010 - March 31, 2010	$30,449	2,383	(13,918)	(14,449)
June 30, 2010	61,557	9,384	2,041	(2,016)
September 30, 2010	56,985	8,075	608	(3,168)

	$148,991	$19,842	$(11,269)	$(19,633)

2010 - Predecessor
December 31, 2009	$38,393	6,316	2,090	(2,438)
January 1, 2010 - February 16, 2010	20,228	3,180	390	(1,724)

	$58,621	$9,496	$2,480	$(4,162)

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B	OTHER INFORMATION

None.

Part III:

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the board of directors of our parent, Pretium Holding. Through its board of directors, our parent oversees all matters affecting our operations and activities, as we do not have a separate board of directors. In addition, the table sets forth information regarding our senior management. Each of the individuals has served as a member of the applicable board of directors and/or as an officer, as the case may be, since the dates indicated below in their biographical information.

Name	Age	Position
George A. Abd	48	President and Chief Executive Officer Member of the board of directors of Pretium Holding
Robert A. Robison	54	Vice President and Chief Financial Officer
Daniel P. Lally	48	Senior Vice President of Sales and Marketing
Jeffrey J. Nelb	55	Senior Vice President of Manufacturing
Timothy J. Wehrfritz	62	Vice President of Administration
Sharad Prasad	44	Vice President of Quality and Continuous Improvement
Keith S. Harbison	54	Member of the board of directors of Pretium Holding
Harley B. Kaplan	57	Member of the board of directors of Pretium Holding
Alan H. Miller	78	Member of the board of directors of Pretium Holding
Howard D. Morgan	49	Member of the board of directors of Pretium Holding
Anand T. Philip	33	Member of the board of directors of Pretium Holding
William M. Pruellage	38	Member of the board of directors of Pretium Holding
Bernard Reidy	69	Member of the board of directors of Pretium Holding
Brett A. Snyder	40	Member of the board of directors of Pretium Holding

George A. Abd. Mr. Abd became our Chief Executive Officer and a member of the board of directors of Pretium Holding on February 16, 2010. Prior to that he was Chief Executive Officer of our predecessor since January 1, 2008. Mr. Abd was President and Chief Executive Officer and a director of Spartech Corporation, a producer of plastic sheet, compounds and packaging products, from May 2005 to July 2007 and Executive Vice President, Color and Specialty Compounds of Spartech from September 2000 to May 2005. Mr. Abd holds a B.A. in economics and M.B.A. in business administration from the University of Notre Dame. As our Chief Executive Officer, Mr. Abd brings extensive knowledge of our current operations and the plastics packaging industry to the board of directors of Pretium Holding.

Robert A. Robison. Mr. Robison became our Vice President and Chief Financial Officer on February 16, 2010. Prior to that he was Vice President and Chief Financial Officer of our predecessor since 2004. Mr. Robison was Chief Financial Officer of Siegel-Robert, Inc. from 1996 to 2003; and Corporate Controller of Siegel-Robert, Inc. from 1986 to 1996. Prior to that he was on the audit staff at Peat Marwick and Mitchell CPA from 1979 to 1986. Mr. Robison received his B.S. in accounting from the University of Missouri.

Daniel P. Lally. Mr. Lally became our Senior Vice President of Sales and Marketing on August 12, 2011. Prior to that he was Vice President of Sales of Pretium since January 2009 and Director of Sales from August 2004 to December 2008. Prior to that he was President of Advance Auto Alarm and Car Stereo from 1994 to 2000. Mr. Lally received a B.S. in Finance from St. Louis University and an M.B.A from Olin School of Business, Washington University in St. Louis.

Jeffrey J. Nelb. Mr. Nelb became our Senior Vice President of Manufacturing on January 1, 2011. Prior to that he was Vice President and General Manager—North Branch of RathGibson, Inc., a manufacturer of stainless steel and specialty alloy, precision-welded tubing products, from September 2006 to December 2010. Mr. Nelb was Vice President, North American Operations for Dyno Nobel Inc., a manufacturer of commercial explosives and explosives initiating systems and components, from 2003 to 2006. Prior to that, Mr. Nelb held various management positions with The Ensign-Bickford Company, including Commercial Products Manager from 1997 to 2003 and Corporate Controller from 1993 to 1997. Mr. Nelb received an A.B. in Economics from Dartmouth College and M.B.A. from the University of Michigan.

Timothy J. Wehrfritz. Mr. Wehrfritz became our Vice President of Administration on February 16, 2010. Prior to that he was Vice President, Administration of our predecessor since 2003. Mr. Wehrfritz was an employee of Monsanto from February 1973 to October 2001. Mr. Wehrfritz has a B.S. degree in mechanical engineering and an M.B.A. with special emphasis in organizational structure from the University of Detroit.

Sharad Prasad. Mr. Prasad became our Vice President of Quality and Continuous Improvement on February 16, 2010. Prior to that he was Vice President of Quality of Novapak since 1993. Mr. Prasad received his B.S. in industrial and production engineering from Bangalore University in India and received an M.S. in industrial engineering from the New Jersey Institute of Technology.

Keith S. Harbison. Mr. Harbison became a member of the board of directors of Pretium Holding on February 16, 2010. He was Chairman of the board of our predecessor from 2008 to 2010. He was the President and Chief Executive Officer of our predecessor from inception in July 1992 to 2008. Prior to forming our predecessor, Mr. Harbison worked in the commercial real-estate development industry and was a cofounder of a long-distance telephone company. Mr. Harbison is Chairman of the St. Louis Children’s Hospital Foundation Board and serves as a director of BJC Healthcare, serving as the chair of the audit committee. Mr. Harbison received a B.S. degree in Business Administration from Texas Christian University. Mr. Harbison has broad historical knowledge of our operations, and brings extensive knowledge of the plastics packaging industry to the board of directors of Pretium Holding.

Harley B. Kaplan. Mr. Kaplan became a member of the board of directors of Pretium Holding on February 16, 2010. He has been the Chief Executive Officer and President of Dexter Magnetic Technologies, an industry leading design and manufacturing company specializing in magnetic assemblies for the aerospace and defense, energy, medical and industrial markets since 2009. Mr. Kaplan served as Chairman and Chief Executive Officer for RathGibson, Inc., a manufacturer of stainless steel and specialty alloy, precision-welded tubing products from 2005 to August 2008. Mr. Kaplan was President of RathGibson, Inc. from 2003 to 2005. Prior to that, he was Group Executive for IDEX Corporation, a manufacturer of precision pumping and fluid distribution equipment from March 2002 through April 2003 and served as President and Chief Executive Officer of Wells Lamont Corporation from April 2001 through March 2002. Mr. Kaplan’s prior experience also includes President of Koehler-Bright Star, Inc. and President of the Lighting Division at Goodrich. In addition, Mr. Kaplan worked for Berkshire Hathaway Corporation’s Scott Fetzer Manufacturing Group for nine years. Mr. Kaplan holds bachelor degrees in both Mechanical Engineering and Accounting from the University of Cincinnati. Mr. Kaplan has extensive leadership experience in other manufacturing businesses, which allows him to bring additional perspective to the board of directors of Pretium Holding.

Alan H. Miller. Mr. Miller became a member of the board of directors of Pretium Holding on February 16, 2010. Mr. Miller is currently a private investor and serves as a director of several private companies. He served as President and Chief Executive Officer of Laird, Inc., the U.S. division of The Laird Group PLC and a manufacturer of specialty folding cartons and special commercial printing and a distributor of rigid plastics, from 1986 until 1994 and a director of The Laird Group PLC, from 1988 to 2001. Mr. Miller served as a director of Sealed Air Corporation from 1984 to 2002. Prior to that he was President and Chief Executive Officer of Cellu- Products, Co., a manufacturer of specialty papers, polyolefin films and foam for packaging products and raw materials for converted products used in health care and cosmetics markets, from 1970 until its acquisition by Sealed Air in 1983. He started his career at Raytheon Company, where he held numerous positions. He is affiliated with numerous professional and industry associations including Technical Association of Pulp and Paper Industry, Society of Plastics Engineers and Institute of Packaging Professionals. Mr. Miller is a graduate of the Wharton School of University of Pennsylvania and completed graduate work in Business and Engineering at Northeastern University, Boston College and MIT. Mr. Miller has significant management experience in and knowledge of the packaging industry.

Howard D. Morgan. Mr. Morgan became a member of the board of directors of Pretium Holding on February 16, 2010. Mr. Morgan has been with Castle Harlan since 1996 and currently serves as Co-President. From 2000 to 2002, Mr. Morgan was executive director of CHAMP Private Equity, an affiliate of Castle Harlan in Sydney, Australia. Mr. Morgan has been a director and executive committee member of CHAMP Private Equity since its inception. Prior to joining Castle Harlan in 1996, Mr. Morgan was a partner at The Ropart Group, a private equity investment firm, where he was particularly instrumental in the acquisitions and growth of Blyth, Inc. and XTRA Corporation. Mr. Morgan began his career as an associate at Allen & Company, Inc., working in mergers and acquisitions and private equity. He is a board member of CHAMP, IDQ Holdings, Inc. and is a former director of over a dozen companies, including UK-based Polypipe Global Holdings, Austar United Communications Ltd., AmeriCast Technologies, Ciao Bella Gelato Company, Ion Track Instruments, Land ‘N’ Sea Distributing and Penrice Soda Products. Mr. Morgan is an officer of the Harvard Business School Alumni Association, Chairman of the Harvard Business School Club of New York, and a director of the Alexander Hamilton Institute, the Parkinson’s Disease Foundation and the World Press Institute and Treasurer of the Friends of the Garvan Institute of Medical Research. Mr. Morgan received his Bachelor’s degree in Mathematics and Political Science from Hamilton College and holds an M.B.A. from the Harvard Business School. As the current Co-President of Castle Harlan and as a director of companies in other industries, Mr. Morgan has broad financial expertise and has substantial experience serving on the boards of both publicly and privately-held companies.

Anand T. Philip. Mr. Philip became a member of the board of directors of Pretium Holding on February 16, 2010. Mr. Philip has been with Castle Harlan since 2006 and currently serves as a Managing Director. Prior to joining Castle Harlan, Mr. Philip was an investment professional at the Blackstone Group from 2002 to 2004, where he focused on private equity transactions across a wide range of industries for Blackstone Capital Partners III and IV, as well as Blackstone Communication Partners. Between 2000 and 2002, he worked at Wasserstein & Co., where he focused on principal investing for U.S. Equity Partners. He began his career in the Merchant Banking Group of Wasserstein Perella. His former directorships include AmeriCast Technologies, Inc, where he served as Audit Committee Chairman. He received a B.A. in Economics from Ohio Wesleyan University, where he was a Trustee Scholar and graduated Magna Cum Laude. Mr. Philip holds an M.B.A. from the Harvard Business School. Mr. Philip is a member of the Board of Trustees of Ohio Wesleyan University. Mr. Philip has a high level of financial literacy and experience advising portfolio companies in matters relating to corporate finance.

William M. Pruellage. Mr. Pruellage became a member of the board of directors of Pretium Holding on February 16, 2010. Mr. Pruellage has been with Castle Harlan since 1997 and currently serves as Co-President. Mr. Pruellage worked in the mergers and acquisitions department of Merrill Lynch & Co., where he assisted clients in strategic planning and corporate mergers. He is a former director of Ames True Temper, Anchor Drilling Fluids, Exterran, RathGibson, Universal Compression, American Achievement Corp., and Verdugt Holdings, LLC. Mr. Pruellage graduated Summa Cum Laude from Georgetown University with a double major in Finance and International Business. He is a member of the Beta Gamma Sigma Honor Society. As the current Co-President of Castle Harlan and as a director of companies in other industries, Mr. Pruellage has broad financial expertise and has substantial experience serving on the boards of both publicly and privately-held companies.

Bernard Reidy. Mr. Reidy became a member of the board of directors of Pretium Holding on February 16, 2010. He has been President of the Catholic Indemnity Insurance Company, a captive property and casualty underwriter since 2008. He was chief operating officer of the Archdiocese of New York from 2000-2009. From 1969-2000 Mr. Reidy was the Chief Financial Officer for the Diocese of Bridgeport. He serves as a member of the Board and as Chairman of the Budget and Investment Committee of Western Connecticut State University Foundation. Mr. Reidy received his bachelor’s degree from Western Connecticut State University and his MBA from the University of Connecticut. Mr. Reidy brings significant operational, financial and accounting expertise and management experience to the board of directors of Pretium Holding.

Brett A. Snyder. Mr. Snyder became a member of the board of directors of Pretium Holding on February 16, 2010. Mr. Snyder is and has been the President of Nicolet Capital Partners, LLC since 2005. Prior to forming Nicolet, he was a principal and member of the general partner of Windjammer Capital Investors, a middle market private investment firm, from 1998 to 2005. Mr. Snyder is a Chartered Financial Analyst, an active member of the Association for Investment Management and Research and has been involved with the board of directors of several companies during his career including Transilwrap Company, Shari’s Management Corporation, American Fire Protection Group, Brown Publishing Company and MacLean Power Systems. He also supports the Evans Scholars Foundation and was an Evans Scholar at the University of Wisconsin where he graduated with distinction. Mr. Snyder has extensive experience in financing, private equity investment and board service.

Corporate Governance

Committees of the Board of Directors

Audit Committee

Pretium Holding has a standing audit committee which consists of Messrs. Kaplan, Philip, Reidy (Chairman) and Snyder. The audit committee oversees risks related to our financial statements, the financial reporting process, certain compliance issues and accounting matters. The audit committee is also responsible for the oversight of management’s assessment of internal controls, our internal audit function and audits of our financial statements on behalf of the Board. The board of directors of Pretium Holding has determined that Mr. Philip is an “audit committee financial expert,” as that term is defined in the Exchange Act. All members of the audit committee are able to read and understand financial statements and have experience in finance and accounting that provides them with financial sophistication.

Compensation Committee

Pretium Holding has a standing compensation committee which consists of Messrs. Harbison, Miller, Morgan and Pruellage (Chairman). The compensation committee is responsible for making recommendations to the board of directors of Pretium Holding concerning the compensation of our executive officers, including the appropriateness of salary, incentive compensation, and certain benefit plans. Our Compensation Committee evaluates the performance of our executive officers in setting their compensation levels and considers our performance, as well as other factors deemed appropriate by the compensation committee.

Compensation Committee Interlocks and Insider Participation

None of our executive officers has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity or insider participation in compensation decisions.

Code of Ethics

We have adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, which applies to management including our Chief Executive Officer and Chief Financial Officer. A copy of the Code of Ethics is available for review on the Company’s website at www.pretiumpkg.com. In the event we determine to amend or waive certain provisions of the Code of Ethics, we will disclose such amendments or waivers on our website at http://www.pretiumpkg.com.

Section 16(a) Beneficial Ownership Reporting Compliance

As we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, none of our directors, officers or equity holders were subject to reporting requirements of Section 16(a) of the Exchange Act during the fiscal year ended September 30, 2011.

ITEM 11—EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The Compensation Discussion and Analysis discusses the principles underlying our executive compensation policies and decisions for our Named Executive Officers (“NEOs”). It provides qualitative information regarding the manner in which compensation is earned by our NEOs and places in context the data presented in the tables that follow. In addition, we address the compensation paid or awarded during FY 2011 to our NEOs: George A. Abd, our President and Chief Executive Officer (principal executive officer), Robert A. Robison, our Vice President and Chief Financial Officer (principal financial officer and principal accounting officer), Daniel P. Lally, our Senior Vice President of Sales and Marketing, Jeffrey J. Nelb, our Senior Vice President of Manufacturing, and Timothy J. Wehrfritz, our Vice President of Administration. Mr. Daniel P. Lally replaced Mr. Ploeger as Senior Vice President of Sales and Marketing in August 2011.

Our executive compensation program is overseen and administered by the compensation committee of the board of directors of our parent, Pretium Holding (the “Compensation Committee”). The Compensation Committee is responsible for making recommendations to the board of directors of Pretium Holding concerning the compensation of our NEOs, including the appropriateness of base salary, incentive compensation and certain benefit plans. The Compensation Committee evaluates the performance of our NEOs in setting their compensation levels and considers our performance, as well as other factors deemed appropriate by the Compensation Committee. Our Chief Executive Officer presents compensation recommendations for each of our NEOs, other than himself, to the Compensation Committee for its consideration and approval. Mr. Abd’s compensation is determined pursuant to the terms of his employment agreement with the Company (as described below), subject to adjustment by the board of directors of Pretium Holding. The Compensation Committee reviews these proposals and makes all final compensation decisions for NEOs by exercising its discretion in accepting, modifying or rejecting any such recommendations.

Philosophy of Executive Compensation Program

The Compensation Committee seeks to set compensation for our NEOs at a level it believes will enable us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall business goals. The Compensation Committee seeks to align compensation with the achievement of financial and non-financial performance metrics set by the board of directors, which include specified targets for consolidated Adjusted EBITDA and free cash flow, safety and quality standards, and the creation of equity value. Though the board of directors does not formally review peer group compensation structures or use compensation consultants, the board of directors utilizes its own experience and expertise to set compensation levels to maintain competitiveness in the market. The following are the principal objectives in the design of our executive compensation program:

•	Retain and motivate our NEOs with compensation that is competitive within the marketplace and the industry in which we compete;

•	Maintain a reasonable balance among base salary, incentive compensation, and other benefits;

•	Reward our NEOs fairly for achieving performance goals; and

•	Ensure that compensation levels reflect the internal value and future potential of each NEO and the achievement of outstanding individual results.

To meet these objectives, our executive compensation program balances fixed and bonus compensation, as discussed below.

Compensation Risks

The Compensation Committee has evaluated the risks arising from our compensation policies and practices for our NEOs and concluded that such risks are not reasonably likely to have a material adverse effect on the Company. The Compensation Committee believes that the structure of our executive compensation program mitigates risks by avoiding any NEO placing undue emphasis on any particular performance metric at the expense of other aspects of our business. The Compensation Committee believes our performance metrics are aligned with creating long-term value for our Company and do not create an incentive for excessive risk taking. Based on this evaluation, our Compensation Committee determined that our compensation policies do not encourage risk taking that is reasonably likely to have a material adverse effect on the Company.

Elements of Our Executive Compensation Program

In FY 2011, the principal elements of our compensation for our executive officers were:

•	Base salary;

•	Annual bonus; and

•	Benefits.

Each of these elements is discussed in further detail below. In FY 2011, we did not offer any equity-based compensation or any other incentive compensation to our NEOs.

Base Salary

Annual base salary reflects the fixed component of compensation for an executive’s ongoing contribution to the operating performance of his or her functional area of responsibility. The Compensation Committee believes that base salary must be competitive based upon the scope of responsibilities and market compensation of similar executives. The base salary of each of our NEOs is reviewed annually by the Compensation Committee. We believe that base salary does not encourage risk-taking by our NEOs as it is a fixed amount. The Compensation Committee may, in its discretion, also adjust base salary at other times during the year in connection with increased responsibilities or to maintain competitiveness in the market. The base salary for each of Mr. Robison, Mr. Lally and Mr. Wehrfritz was increased $8,377, $4,000 and $2,458, respectively, in FY 2011 in order to maintain competitiveness in the market. In addition, the base salary for Mr. Lally was increased $26,000 as a result of his promotion to Senior Vice President of Sales and Marketing on August 12, 2011. Each of our NEOs are eligible for increases in base salary in FY 2012.

Annual Bonus

Annual cash bonuses may be awarded to our NEOs and are intended to compensate for achievement of outstanding individual results. These cash incentive awards are also aligned with the operational goals of our members and are used to motivate our executives’ performance. Annual cash incentives are paid on the attainment of certain financial and non-financial performance metrics set by the board of directors, which are described below. Performance metrics and targets are established by the board of directors annually during the first fiscal quarter. These targets are intended to be challenging for us to achieve and generally reflect performance above that of the prior year. In addition, the Compensation Committee has the authority to award additional discretionary annual bonuses.

For FY 2011, NEO bonus eligibility was based on the achievement of targets weighted as follows for achievement of the target: 50% for the achievement of the applicable adjusted EBITDA target; 20% for the achievement of the applicable free cash flow target; 20% for the achievement of a quality target; and 10% for the achievement of the safety metric. Payments for the achievement of free cash flow, quality, and safety thresholds are made only if the Company achieves the adjusted EBITDA threshold.

For bonus purposes, adjusted EBITDA consists of EBITDA further adjusted to add back management and consulting fees, transaction-related fees and expenses representing professional fees associated with our exploration of acquisition opportunities and the registration of our Notes with the SEC, restructuring expenses and other adjustments as approved by the Compensation Committee. Free cash flow consists of adjusted EBITDA less working capital requirements or surplus less capital expenditures. Quality is determined by reference to an internal customer satisfaction index that measures the number and severity of complaints relative to total sales per manufacturing facility. Safety consists of the OSHA Recordable Rate which is a standardized calculation rate of injuries and illnesses per employee hours worked. For FY 2011, the threshold, target and maximum bonus targets were determined as follows:

	For the year ended September 30, 2011
	Threshold	Target	Maximum	Actual Results Achieved
Adjusted EBITDA (in thousands)	$33,500	$36,000	$39,400	$30,164
Free Cash Flow (in thousands)	$28,200	$31,200	$33,600	$21,358
Quality	10.0	7.0	4.0	8.2
Safety	3.75	2.8	2.0	4.4

Messrs. Abd and Robison were awarded discretionary bonuses of $50,000 and $60,000 respectively, in respect of their contributions to the successful completion of the Refinancing, which were paid in April 2011. Upon acceptance of his employment, Mr. Nelb was awarded a discretionary bonus of $75,000, which was paid in January 2011. No additional bonuses were paid to the NEOs during FY 2011, as the Company did not achieve the adjusted EBITDA threshold.

For FY 2012, the Compensation Committee has established bonus targets based on the same metrics as in FY 2011. These targets are intended to be challenging for us to achieve and generally reflect performance above that of the prior year.

Benefits

Our NEOs participate in a 401(k) savings plan, under which they are permitted to defer a portion of their income. We make a matching contribution equal to 50% of the first 4% of each NEO’s contributions, subject to annual limits established under the Internal Revenue Code. Our matching contributions to the 401(k) savings plan are fully vested to each NEO’s account when made. Participants may receive distributions from their 401(k) accounts any time after their employment with us is terminated. Our NEOs are also eligible for other benefits, including medical and dental insurance, accidental death insurance and disability insurance, as well as customary paid vacation and holidays. Our NEOs are eligible to participate in these programs on the same basis as our other salaried employees.

Messrs. Abd, Robison, Lally, and Wehrfritz received an annual automobile allowance of $10,200 in FY 2011. Mr. Nelb received an annual automobile allowance of $7,650 in FY 2011. While no changes were made to the annual automobile allowances of Messrs. Abd, Robison, Lally and Wehrfritz compared to FY 2010, all of the NEOs are eligible to receive an adjusted annual automobile allowance in FY 2012.

Summary Compensation Table

The following table sets forth a summary of the compensation paid by us to our NEOs for services rendered in all capacities to us during FY 2011, FY 2010 and FY 2009.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	All Other Compensation (a)($)	Total ($)
George A. Abd	2011	475,000	50,000	16,996	541,996
President and Chief Executive Officer and member of the board of directors of Pretium Holding	2010	475,000	150,000	15,100	640,100
	2009	475,000	285,125	17,622	777,747

Robert A. Robison	2011	247,577	60,000	16,287	323,864
Vice President and Chief Financial Officer	2010	239,200	130,000	15,100	384,300
	2009	232,950	78,936	42,437	354,323

Daniel P. Lally (1)	2011	206,001	—	14,647	220,648
Senior Vice President of Sales and Marketing	2010	193,756	32,000	13,867	239,623
	2009	177,099	30,253	32,946	240,298

Jeffrey J. Nelb (2)	2011	236,250	75,000	9,783	321,033
Vice President of Manufacturing	2010	—	—	—	—
	2009	—	—	—	—

Timothy J. Wehrfritz	2011	172,298	—	14,024	186,322
Vice President of Administration	2010	169,840	53,023	14,724	237,587
	2009	163,590	56,047	69,524	289,161

(1)	Promoted to Senior Vice President of Sales and Marketing on August 12, 2011.
(2)	Started on January 1, 2011.

(a) All Other Compensation

Name and Principal Position	Year	Car Allowance ($)	Matching 401(K) Contributions ($)	Executive Reimbursement Program (1)($)	Total ($)
George A. Abd	2011	10,200	6,796	—	16,996
President and Chief Executive Officer and member of the board of directors of Pretium Holding	2010 2009	10,200 10,200	4,900 4,900	— 2,522	15,100 17,622

Robert A. Robison	2011	10,200	6,087	—	16,287
Vice President and Chief Financial Officer	2010	10,200	4,900	—	15,100
	2009	10,200	4,900	27,337	42,437

Daniel P. Lally	2011	10,200	4,447	—	14,647
Senior Vice President of Sales and Marketing	2010	10,200	3,667	—	13,867
	2009	10,200	3,539	19,207	32,946

Jeffrey J. Nelb	2011	7,650	2,133	—	9,783
Vice President of Manufacturing	2010	—	—	—	—
	2009	—	—	—	—

Timothy J. Wehrfritz	2011	10,200	3,824	—	14,024
Vice President of Administration	2010	10,200	4,524	—	14,724
	2009	10,200	3,397	55,927	69,524

(1)	Under the Executive Reimbursement Program (“Reimbursement Program”), our NEOs were eligible for reimbursement of certain insurance costs in addition to the standard benefits provided by the Company’s insurance programs. Insurance costs associated with medical, personal automobiles and homes were eligible, along with the tax impact on personal income taxes. The Reimbursement Program was terminated on December 31, 2008.

Grants of Plan-Based Awards for FY 2011

We did not make any equity awards or non-equity incentive plan awards to our NEOs in FY 2011.

Outstanding Equity Awards at Fiscal Year-End

As of September 30, 2011, there were no equity awards outstanding.

Pension Benefits and Non-Qualified Deferred Compensation

None of our NEOs participates in any defined benefit pension plan sponsored by the Company. None of our NEOs participates in any nonqualified deferred compensation plan sponsored by the Company.

Agreements with Named Executive Officers

Employment Agreement

On February 16, 2010, we entered into an employment agreement with George A. Abd, to serve as our Chief Executive Officer and President, (the “Employment Agreement”). As set forth in the Employment Agreement, Mr. Abd’s annual base salary is $475,000, which is to be reviewed at least annually by the board of directors of Pretium Holding to determine any appropriate increase. Each full fiscal year, or prorated part thereof, Mr. Abd is entitled to receive a bonus targeted at 75% of his annual base salary based upon the achievement of criteria established by the board of directors of Pretium Holding.

As set forth in the Employment Agreement, Mr. Abd provides exclusive and full-time services to us for a term of two years from the closing date of the February 16, 2010, unless his employment is terminated pursuant to the terms and conditions of the Employment Agreement (the “Term”). If Mr. Abd’s employment is terminated (i) by us for “Cause” (as defined in the Employment Agreement), (ii) by Mr. Abd upon at least sixty (60) days written notice or (iii) due to Mr. Abd’s death or disability, Mr. Abd, or his legal representatives, shall be entitled to receive accrued but unpaid base salary to the date of termination and any employee benefits he is entitled to receive pursuant to our employee benefit plans in accordance with the terms of such employee benefit plans and appropriate reimbursable expenses incurred but not yet reimbursed. If, during the Term, Mr. Abd’s employment is terminated without “Cause” (which may be done at any time without prior notice) or if we do not offer to renew the Employment Agreement on or before the expiration of the Term, on substantially the same terms and conditions, Mr. Abd shall be entitled to receive: (i) payment for accrued unused vacation days, (ii) continued base salary for twelve (12) months after the date Mr. Abd’s employment terminates, (iii) the unpaid portion of the bonus, if any, relating to any year prior to the fiscal year of Mr. Abd’s termination, (iv) an amount equal to the average bonus for the two fiscal years immediately prior to Mr. Abd’s termination, payable in equal installments over the 12 month period after Mr. Abd’s termination, and (v) reimbursement of the cost of continuation coverage of group health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1986, as amended, for a maximum of eighteen (18) months to the extent that Mr. Abd elects such continuation coverage and is eligible and subject to the terms of the plan and the law.

In addition, during the Term and for a period of twelve (12) months following the termination of Mr. Abd’s employment for any reason, Mr. Abd is subject to non-competition and non-solicitation restrictions.

During the Term, Mr. Abd is subject to confidentiality restrictions concerning our trade secrets and confidential information relating to us not readily available from outside sources. The Employment Agreement also provides that Mr. Abd will not, at any time during or after the Term, publish or communicate disparaging remarks (as defined in the Employment Agreement) concerning us and that all copies of materials, records and documents produced by Mr. Abd remain our property.

For purposes of the Employment Agreement, “Cause” means, as determined by the Board (i) indictment for a felony or any crime involving dishonesty or theft; (ii) conduct by Mr. Abd in connection with his employment duties or responsibilities that is fraudulent, unlawful or grossly negligent; (iii) Mr. Abd’s willful misconduct, (iv) Mr. Abd’s contravention of specific lawful directions related to a material duty or responsibility which is directed to be undertaken from the board of our parent; (v) Mr. Abd’s material breach of his obligations under the Employment Agreement, including, but not limited to breach of Mr. Abd’s obligations under the Employment Agreement, and Mr. Abd’s continued inattention to or failure to perform adequately the duties to be performed by Mr. Abd pursuant to the Employment Agreement; (vi) any acts of dishonesty by Mr. Abd resulting or intending to result in personal gain or enrichment at the expense of the Company, its subsidiaries or affiliates; (vii) Mr. Abd’s failure to comply with a material policy of the Company, its subsidiaries or affiliates, which, if curable, is not cured or corrected within thirty (30) days after notice from the board of our parent; or (viii) Mr. Abd’s engaging in personal conduct (including, but not limited to harassment or discrimination of employees, or the use or possession at work of any illegal controlled substance) which seriously discredits or seriously damages, or could seriously discredit or seriously damage, the Company, its subsidiaries or affiliates.

Potential Payments Upon Termination or Change in Control

With the exception of Mr. Abd, we do not have any agreements with our NEOs that would entitle them to payments and benefits in connection with any termination of employment or a change in control. The following table describes the payments and benefits that would be provided to Mr. Abd in connection with any termination of employment, including resignation, involuntary termination, death, retirement, disability or a change in control to the extent occurring on September 30, 2011, the last day of our fiscal year. However, the amounts that would actually be paid under each circumstance can only be determined at the time of termination of employment.

The Compensation Committee may, in its discretion, award payments upon termination or change in control to our NEOs other than Mr. Abd on a case by case basis based on facts and circumstances.

George A. Abd

Circumstances of Termination

Payments and Benifits	Death ($)	Disability ($)	Cause and Voluntary Termination ($)	Termination by the Company other than for Cause ($)	Change in Control ($)
	(a)	(a)	(a)	(b)
Base salary	$475,000	$475,000	$475,000	$475,000	$—
Unpaid bonus	—	—	—	—	—
Average bonus from previous two fiscal years	—	—	—	100,000	—
Vacation	45,673	45,673	45,673	45,673	—
Healthcare reimbursement	—	—	—	21,726	—

	$520,673	$520,673	$520,673	$642,399	$—

(a)	Under the Employment Agreement, upon termination due to death, disability, for “Cause” by us, or by Mr. Abd upon at least sixty (60) days written notice, Mr. Abd, or his legal representative, is entitled to (i) payment of accrued but unpaid base salary to the date of termination and any employee benefits he is entitled to received pursuant to our employee benefit plans in accordance with the terms of such employee benefit plans and appropriate reimbursable expenses incurred but not yet reimbursed.

(b)	Under the Employment Agreement, upon termination by us without “Cause” or if we do not offer to renew the Employment Agreement on or before the expiration of the Term, on substantially the same terms and conditions, Mr. Abd shall be entitled to (i) payment for accrued unused vacation days, (ii) continued base salary for twelve (12) months after the date Mr. Abd’s employment terminates, (iii) the unpaid portion of the bonus, if any, relating to any year prior to the fiscal year of Mr. Abd’s termination, (iv) an amount equal to the average bonus for the two fiscal years immediately prior to Mr. Abd’s termination, payable in equal installments over the 12 month period after Mr. Abd’s termination, and (v) reimbursement of the cost of continuation coverage of group health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1986, as amended, for a maximum of eighteen (18) months to the extent that Mr. Abd elects such continuation coverage and is eligible and subject to the terms of the plan and the law.

COMPENSATION OF DIRECTORS

Messrs. Kaplan, Miller and Reidy receive $7,500 per meeting of the board of directors of our parent. Mr. Harbison receives an annual consulting and director fee pursuant to a Consulting Agreement with the Company. See Item 13 “Certain Relationships and Related Transactions, and Director Independence—Consulting Agreement.” None of our parent’s other directors receive compensation for their service as directors of our parent.

The following table sets forth certain information with respect to the compensation we paid to members of the board of directors of our parent during FY 2011.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)(2)	Total ($)
George A. Abd	—	—	—	—	—	—	—
Keith S. Harbison	200,000	—	—	—	—	846,645	1,046,645
Harley B. Kaplan	22,500	—	—	—	—	2,832	25,332
Alan H. Miller	22,500	—	—	—	—	—	22,500
Howard D. Morgan	—	—	—	—	—	—	—
Anand T. Philip	—	—	—	—	—	—	—
William M. Pruellage	—	—	—	—	—	—	—
Bernard Reidey	22,500	—	—	—	—	2,190	24,690
Brett A. Snyder	—	—	—	—	—	—	—

(1)	For Mr. Harbison, fees earned or paid in cash represent directors fees paid pursuant to a Consulting Agreement between the Company and Mr. Harbison. See Item 13 “Certain Relationships and Related Transactions, and Director Independence—Consulting Agreement.”
(2)	For Mr. Harbison, all other compensation represents consulting fees and additional payments of $845,100 paid pursuant to a Consulting Agreement between Mr. Harbison and the Company and $1,545 of reimbursement of travel expenses incurred while fulfilling his role as a director. See Item 13 “Certain Relationships and Related Transactions, and Director Independence—Consulting Agreement.” For each other director, all other compensation represents the reimbursement of travel expenses incurred by that director while fulfilling that director’s role as a director.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of our outstanding membership interests are held by Pretium Intermediate, which, in turn, is directly wholly-owned by Pretium Holding. Pretium Holding is a member-managed limited liability company. CH Pitcher, LLC, an affiliate of Castle Harlan, is the managing member of Pretium Holding.

The membership units of Pretium Holding are designated Class A units, Class B-1 units, Class B-2 units and Class B-3 units. The Class A and B-2 units contain certain distribution and liquidation preferences, the Class B-1 units contain voting rights and the Class B-3 units are non-voting units intended for employees and directors.

The following table sets forth information with respect to the beneficial ownership of Pretium Holding’s units as of December 19, 2011 by:

•	each person who is known to us to beneficially own 5% of more of each class of Pretium Holding’s outstanding units; and

•	each of our executive officers named in the Summary Compensation Table and all of Pretium Holding’s directors as a group.

Name and Address of Beneficial Owner	Percentage of Total Class A Units	Percentage of Total Class B-1 Units	Percentage of Total Class B-2 Units	Percentage of Total Class B-3 Units
John K. Castle (1)	62.3%	62.9%	—	—
Keith S. Harbison (2)	14.0%	14.2%	100%	—
Brett A. Snyder (3)	22.6%	22.9%	—	—
LEF II Holdings, LLC	22.2%	22.4%	—	—
Cornelia Partners, LLC	*	*	—	—
George A. Abd	*	—	—	42.1%
Robert A. Robison	*	—	—	7.4%
Daniel P. Lally	*	—	—	2.1%
Jeffrey J. Nelb	—	—	—	—
Timothy J. Wehrfritz	*	—	—	2.6%
Harley B. Kaplan	*	—	—	10.5%
Alan H. Miller	*	—	—	15.8%
Howard D. Morgan	—	—	—	—
Anand T. Philip	—	—	—	—
William M. Pruellage	—	—	—	—
Bernard Reidy	*	—	—	10.5%
All directors and officers as a group	37.7%	37.1%	100%	91.1%

*	Denotes beneficial ownership of less than 1% of the class of units. Beneficial ownership is determined in accordance with the rules of the SEC.

(1)

John K. Castle is the controlling stockholder of Castle Harlan Partners V GP, Inc., the general partner of the general partner of CHPV, the parent of CH Pitcher, LLC, the direct parent of Pretium Holding. As such, Mr. Castle may be deemed to be the beneficial owner of the units owned by CH Pitcher, LLC. Mr. Castle disclaims beneficial ownership of all units referred to in this paragraph in excess of his proportionate partnership share of CHPV. The address for Mr. Castle is c/o Castle Harlan, Inc., 150 East 58th Street, New York, New York 10155.

(2)	Includes membership units directly owned by each of Harbison Corporation, KS Harbison Company, LLC, Keith Harbison Corporation and the Earle H. Harbison Irrevocable Trust FBO Keith S. Harbison UAD November 23, 2010 (collectively, the “Harbison Affiliates”). Keith S. Harbison exercises sole voting and investment authority over all of the Pretium Holding Class A membership units owned by the Harbison Affiliates. As such, Mr. Harbison may be deemed to be the beneficial owner of the units owned by the Harbison Affiliates. Mr. Harbison disclaims beneficial ownership of all units referred to in this paragraph in excess of his proportionate equity interests in each of the Harbison Affiliates. The address for Mr. Harbison is c/o Harbison Corp., 7701 Forsyth Blvd., Suite 1000, St. Louis, Missouri 63105.
(3)	Includes membership units owned by LEF II Holdings, LLC and Cornelia Partners, LLC over which Mr. Snyder exercises sole voting and investment authority. As such, Mr. Snyder may be deemed to be the beneficial owner of units owned by LEF II Holdings, LLC and Cornelia Partners, LLC. Mr. Snyder disclaims beneficial ownership of all units referred to in this paragraph in excess of his proportionate equity interests in LEF II Holdings, LLC and Cornelia Partners, LLC. The address for Mr. Snyder is c/o Nicolet Capital Partners, LLC 1603 Orrington Avenue, Evanston, Illinois 60201.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Agreement

At the closing of the Acquisition, Pretium, Pretium Holding, Pretium Intermediate Holding, Novapak, Robb and Mont Royal, L.L.C. (collectively referred to as “Pretium Companies”) entered into a management agreement with Castle Harlan pursuant to which Castle Harlan provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Pretium Companies upon the terms and conditions set forth in the management agreement.

As compensation for those services, including planning and negotiating the Acquisition and related matters, the Pretium Companies pay Castle Harlan an ongoing annual management fee of $2.25 million plus expenses. The Pretium Companies paid the first year’s management fee in advance. The Pretium Companies also paid Castle Harlan a one-time transaction fee of $0.8 million in connection with the Acquisition.

In addition, if at any time CHPV (including its limited partners) or any of its affiliates makes any additional equity contributions to the Pretium Companies, the Pretium Companies will pay Castle Harlan an annual management fee equal to a fixed percentage of each such equity contribution. At the request of the Pretium Companies, Castle Harlan may perform additional services for fees which will be determined by the Pretium Companies and Castle Harlan. The Pretium Companies will also pay or reimburse Castle Harlan for all out-of-pocket fees and expenses incurred by Castle Harlan and any advisors, consultants, legal counsel and other professionals engaged by Castle Harlan to assist in the provision of services under the management agreement.

Under the management agreement, the Pretium Companies will indemnify Castle Harlan from and against all liabilities, costs, charges and expenses related to the performance of its duties under the management agreement, other than those of the foregoing that result from Castle Harlan’s gross negligence or willful misconduct. The management agreement has an initial term expiring on December 31, 2017, with the term of the agreement renewing automatically from year to year thereafter unless terminated by Castle Harlan or us upon 90 days’ notice prior to the expiration of the then-current term.

We recorded total expense related to the management agreement of $2.3 million for the fiscal year ended September 30, 2011.

Consulting Agreement

In connection with the Acquisition, we negotiated and entered into a Consulting Agreement with Keith S. Harbison, the controlling equity holder of Pretium prior to the Acquisition and an equity co-investor in Pretium Holding, under which Mr. Harbison provides consulting services to us and serves on the board of directors of Pretium Holding.

As compensation for services under this agreement, we pay Mr. Harbison an annual fee equal to $1.0 million in the aggregate. We paid Mr. Harbison $1.0 million in fees under this agreement for the fiscal year ended September 30, 2011.

The consulting agreement has an initial term expiring on the earliest of February 16, 2017, the consummation of a change of control of Pretium Holding or a sale of all or substantially all of Pretium Holding’s assets to a third party, and the date on which the consulting agreement is terminated by us for cause, Mr. Harbison’s death or disability or for any other reason.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accountants

KPMG, LLP (“KPMG”) served as our independent registered public accounting firm for the fiscal years ended September 30, 2011 and 2010. The following table sets forth (in thousands) fees billed or estimated to be billed to us by KPMG for fiscal year 2011 and fiscal year 2010:

Name	Fiscal 2011	Fiscal 2010
Audit fees	$945	$638
Audit-related fees	493	—
Tax fees	155	24

Total	$1,593	$662

Audit fees include fees for the annual audit of our consolidated financial statements, reviews of our interim financial statements, review of our registration statement, and services normally provided by our accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees include fees for work performed in connection with due diligence procedures performed in connection with the exploration of potential transactions.

Tax fees consist of fees for professional services and special transaction related tax projects.

Audit Committee Pre-Approval Policy

Pursuant to our Audit Committee Charter, all permissible non-audit services to be performed by KPMG must be pre-approved by the Audit Committee.

PART IV:

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements of Pretium Packaging are incorporated by reference as part of this annual report at Item 8 hereof.

Pretium Packaging, L.L.C. and Subsidiaries:

Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of September 30, 2011 and 2010
Consolidated Statements of Operations, Fiscal year ended September 30, 2011, February 17, 2010 to September 30, 2010, October 1, 2009 to February 16, 2010 and fiscal year ended September 30, 2009

Consolidated Statements of Changes in Members’ Equity/(Deficit), Fiscal year ended September 30, 2011, February 17, 2010 to September 30, 2010, October 1, 2009 to February 16, 2010 and fiscal year ended September 30, 2009

Consolidated Statements of Cash Flows, Fiscal year ended September 30, 2011, February 17, 2010 to September 30, 2010, October 1, 2009 to February 16, 2010 and fiscal year ended September 30, 2009
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

The information required to be submitted in the Financial Statement Schedules for Pretium Packaging has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X; therefore, those schedules have been omitted

(a)(3) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Formation of Pretium Packaging, L.L.C. (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-4 (File No. 333-176592) of Pretium Packaging, L.L.C. and Pretium Finance, Inc., filed on August 31, 2011)

3.2	Fourth Amended and Restated Operating Agreement of Pretium Packaging, L.L.C. (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-4 (File No. 333-176592) of Pretium Packaging, L.L.C. and Pretium Finance, Inc., filed on August 31, 2011)

3.3	Certificate of Incorporation of Pretium Finance, Inc. (incorporated by reference from Exhibit 3.3 to the Registration Statement of Form S-4 (File No. 333-176592) of Pretium Packaging, L.L.C. and Pretium Finance, Inc., filed on August 31, 2011)

3.4	Bylaws of Pretium Finance, Inc. (incorporated by reference from Exhibit 3.4 to the Registration Statement of Form S-4 (File No. 333-176592) of Pretium Packaging, L.L.C. and Pretium Finance, Inc., filed on August 31, 2011)

4.1	Indenture, dated as of March 31, 2011, by and among Pretium Packaging, L.L.C., Pretium Finance, Inc., Airopak Corporation, Mont Royal, L.L.C., MR Grantor Trust, Novapak Corporation, Pretium Canada Company, PVC Container Corporation, Robb Container Corporation, the Bank of New York Mellon Trust Company, N.A. and Bank of New York Trust Company of Canada (incorporated by reference from Exhibit 4.1 to the Registration Statement of Form S-4 (File No. 333-176592) of Pretium Packaging, L.L.C. and Pretium Finance, Inc., filed on August 31, 2011)

4.2	Form of 11.50% Senior Secured Notes due 2016 (included in Exhibit 4.1)

4.3	Form of Guarantee (included in Exhibit 4.1)

10.1+	Employment Agreement, dated February 16, 2010, between Pretium Packaging, L.L.C. and George Abd (incorporated by reference from Exhibit 10.1 to the Registration Statement of Form S-4 (File No. 333-176592) of Pretium Packaging, L.L.C. and Pretium Finance, Inc., filed on August 31, 2011)

10.2	Management Agreement, dated February 16, 2010, between Pretium Packaging, L.L.C., Pretium Holding, L.L.C., Pretium Intermediate Holding, LLC, Novapak Corporation, Robb Container Corporation, Mont Royal, L.L.C. and Castle Harlan Inc. (incorporated by reference from Exhibit 10.2 to the Registration Statement of Form S-4 (File No. 333-176592) of Pretium Packaging, L.L.C. and Pretium Finance, Inc., filed on August 31, 2011)

10.3*	Amended and Restated Credit Agreement, dated as of April 20, 2011, among Pretium Packaging, L.L.C., certain subsidiaries of the Company as co-borrowers, Pretium Intermediate Holding, LLC, the guarantors party thereto, PNC Bank, National Association, as administrative agent, collateral agent and issuing bank and the lenders party thereto (incorporated by reference from Exhibit 10.3 to Amendment No.1 to the Registration Statement of Form S-4 (File No. 333-176592) of Pretium Packaging, L.L.C. and Pretium Finance, Inc., filed on October 12, 2011)

Exhibit No.	Description

10.4	Intercreditor Agreement, dated March 31, 2011, by and among Jefferies Finance LLC, The Bank of New York Mellon Trust Company, N.A. and the Bank of New York Trust Company of Canada and acknowledged and agreed to by Pretium Packaging, L.L.C. (incorporated by reference from Exhibit 10.4 to the Registration Statement of Form S-4 (File No. 333-176592) of Pretium Packaging, L.L.C. and Pretium Finance, Inc., filed on August 31, 2011)

10.5*	Senior Notes Security Agreement, dated as of March 31, 2011, by and among The Bank of New York Mellon Trust Company, N.A. and the grantors party thereto (incorporated by reference from Exhibit 10.5 to Amendment No.1 to the Registration Statement of Form S-4 (File No. 333-176592) of Pretium Packaging, L.L.C. and Pretium Finance, Inc., filed on October 12, 2011)

10.6	Consulting Agreement, dated February 16, 2011, between Keith S. Harbison and Pretium Packaging, L.L.C. (incorporated by reference from Exhibit 10.6 to the Registration Statement of Form S-4 (File No. 333-176592) of Pretium Packaging, L.L.C. and Pretium Finance, Inc., filed on August 31, 2011)

21.1	Subsidiaries of the registrant

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plans or arrangements.
*	Portions of this document have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRETIUM PACKAGING, L.L.C.

Date: December 19, 2011	By:	/s/ George A. Abd
George A. Abd
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George A. Abd George A. Abd	President, Chief Executive Officer and Director (Principal Executive Officer)	December 19, 2011

/s/ Robert A. Robison Robert A. Robison	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 19, 2011

/s/ Keith S. Harbison Keith S. Harbison	Director Pretium Holding, LLC	December 19, 2011

/s/ Harley B. Kaplan Harley B. Kaplan	Director Pretium Holding, LLC	December 19, 2011

Alan H. Miller	Director Pretium Holding, LLC	December 19, 2011

/s/ Howard D. Morgan Howard D. Morgan	Director Pretium Holding, LLC	December 19, 2011

/s/ Anand T. Philip Anand T. Philip	Director Pretium Holding, LLC	December 19, 2011

/s/ William M. Pruellage William M. Pruellage	Director Pretium Holding, LLC	December 19, 2011

/s/ Bernard Reidy Bernard Reidy	Director Pretium Holding, LLC	December 19, 2011

/s/ Brett A. Snyder Brett A. Snyder	Director Pretium Holding, LLC	December 19, 2011