Form 10-Q
period 2011-12-31
PRETIUM PACKAGING L L C; PRETIUM FINANCE, INC.
filed 2012-02-13
CIK 1064090, 1523713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

For the quarterly period ended December 31, 2011
_____________________________________
PRETIUM PACKAGING, L.L.C.
PRETIUM FINANCE, INC.
(Exact name as specified in its charter)
_____________________________________

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
_____________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Pretium Packaging, L.L.C	Yes ☒	No ☐
Pretium Finance, Inc.	Yes ☒	No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Pretium Packaging, L.L.C	Yes ☒	No ☐
Pretium Finance, Inc.	Yes ☒	No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Pretium Packaging, L.L.C.	Large accelerated filer	☐	Accelerated Filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐

Pretium Finance, Inc.	Large accelerated filer	☐	Accelerated Filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Pretium Packaging, L.L.C	Yes ☐	No ☒
Pretium Finance, Inc.	Yes ☐	No ☒

As of February 13, 2012:

Pretium Packaging, L.L.C.	100% of Membership Interests owned by Pretium Intermediate Holding, LLC.
Pretium Finance, Inc.	100 shares of Common Stock, par value $0.01 per share outstanding.

This Form 10-Q is a combined quarterly report being filed separately by two registrants: Pretium Packaging, L.L.C. and Pretium Finance, Inc. Pretium Finance, Inc. meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

i

Unless otherwise noted, references to the terms “the Company”, “Pretium”, “we,” “us” and “our” refer to Pretium Packaging, L.L.C. and its consolidated subsidiaries. “Pretium Finance” refers to Pretium Finance, Inc. “Novapak” refers to PVC Container Corporation. “Robb” refers to Robb Container Corporation. “Pretium Intermediate” refers to Pretium Intermediate Holding, LLC. “Pretium Holding” and “our parent” refer to Pretium Holding, LLC, an entity controlled by Castle Harlan and its affiliates. “Castle Harlan” refers to Castle Harlan, Inc. The “Novapak Acquisition” refers to Pretium's acquisition of Novapak on February 16, 2010. The “Acquisition” refers collectively to Pretium Holding's acquisition of Pretium, the Novapak Acquisition and the restructuring of Pretium's equity and debt on February 16, 2010. The “Refinancing” means, collectively, (1) the issuance on March 31, 2011 of senior secured notes with a maximum aggregate principal amount of $150.0 million (the “Notes”) and the application of the net proceeds therefrom and (2) the closing of our new asset backed revolving credit facility (the “ABL Facility”) and the initial borrowings thereunder.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements which may be "forward-looking statements" within the meaning of the federal securities laws, All of the statements other than historical facts, are forward-looking statements. As a general matter, forward-looking statements are those focused upon anticipated events or trends, expectations, and beliefs relating to matters that are not historical in nature. The words “could,” “anticipate,” “preliminary,” “expect,” “believe,” “estimate,” “intend,” “plan,” “will,” “foresee,” “project,” “forecast,” or the negative thereof or variations thereon, and similar expressions identify forward-looking statements.
Although we believe that these statements are based on reasonable assumptions, they are subject to numerous risks, uncertainties and other factors that may be beyond our control. These known and unknown risks, uncertainties and other factors could cause actual results to differ materially from those matters expressed in, anticipated by or implied by such forward-looking statements.
These risks, uncertainties and other factors include, but are not limited to:

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
The foregoing factors should not be construed as exhaustive and should be read together with important information regarding risks and factors that may affect the Company’s future performance set forth under Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (under "Item 1A Risk Factors").
These statements reflect the current views and assumptions of management with respect to future events. The Company does not undertake, and hereby disclaims, any duty to update these forward-looking statements, even though its situation and circumstances may change in the future. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The inclusion of any statement in this Quarterly Report on Form 10-Q does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.

ii

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	December 31, 2011	September 30, 2011
Assets
Current assets:
Cash	$1,120	$1,156
Accounts receivable, net of allowances of $780 and $754	22,264	25,543
Inventories	24,703	24,017
Prepaid expenses and other assets	3,650	4,047
Deferred tax assets	630	642
Total current assets	52,367	55,405
Property, plant and equipment, net	76,267	77,172
Other assets:
Goodwill	40,450	40,354
Other intangibles, net	35,754	35,874
Deferred financing fees, net	8,210	8,688
Other non current assets	422	442
Total other assets	84,836	85,358
Total assets	$213,470	$217,935
Liabilities and Members' Equity
Current liabilities:
Current maturities of long-term debt	$172	$169
Accounts payable	17,857	21,570
Accrued expenses	5,236	5,727
Accrued interest and bank fees	4,377	8,711
Total current liabilities	27,642	36,177
Long-term liabilities:
Long-term debt, less current maturities	157,430	150,688
Deferred tax liabilities	9,035	8,691
Other long-term liabilities	803	806
Total long-term liabilities	167,268	160,185

Members' equity:
Members' equity	17,934	21,636
Accumulated other comprehensive income (loss)	626	(63)
Total members' equity	18,560	21,573
Total liabilities and members' equity	$213,470	$217,935

See accompanying notes to condensed consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2011	2010

Net sales	$54,999	$54,388
Cost of sales	47,860	46,130
Gross profit	7,139	8,258

Operating expenses:
Selling, general and administrative expenses	4,628	4,531
Restructuring expenses	—	1,022
Transaction-related fees and expenses	200	—
Loss (gain) on foreign currency exchange	17	(57)
Depreciation	109	92
Amortization of intangibles	323	325
Total operating expenses	5,277	5,913
Income from operations	1,862	2,345
Other expenses:
Interest	4,935	3,311
Total other expenses	4,935	3,311
Loss before income tax provision	(3,073)	(966)
Income tax provision	629	759
Net loss	$(3,702)	$(1,725)

See accompanying notes to condensed consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(3,702)	$(1,725)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	3,598	3,140
Amortization of intangibles	323	325
Amortization of deferred financing fees	494	176
Noncash interest expense	—	329
Deferred taxes	333	691
Changes in assets and liabilities:
Accounts receivable	3,390	3,155
Inventories	(469)	(2,513)
Prepaid expenses and other assets	630	1,257
Accounts payable and accrued expenses	(4,398)	(2,818)
Accrued interest and bank fees	(4,334)	67
Other	29	28
Net cash (used in) provided by operating activities	(4,106)	2,112
Cash Flows From Investing Activities
Purchase of property, plant and equipment	(2,673)	(2,615)
Net cash used in investing activities	(2,673)	(2,615)
Cash Flows From Financing Activities
Members' investment	—	950
Repayments to revolving line of credit	(16,225)	(21,044)
Proceeds from revolving line of credit	23,011	21,344
Repayments on term loan	—	(687)
Repayments of other debt obligations	(41)	(39)
Payment of bank and other related loan fees	(16)	—
Net cash provided by financing activities	6,729	524
Net (decrease) increase in cash	(50)	21
Effect of foreign currency translation adjustment	14	13
Cash - beginning of period	1,156	1,278
Cash - end of period	$1,120	$1,312
Supplemental Disclosure of Cash Flow Information
Interest paid	$8,759	$2,651
Income taxes paid	$65	$43
See accompanying notes to condensed consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

Note 1.	Summary of Significant Accounting Policies
Basis of Presentation
Pretium Packaging, L.L.C. (the “Company”) was formed in 1998 (its origins date back to 1992) as a Delaware limited liability company for the purpose of acquiring and operating plastics manufacturing related businesses.
On February 16, 2010, all of the Company's operations were acquired by Pretium Intermediate Holding, LLC. (the “Acquisition”), a newly formed Delaware corporation for the purpose of the Acquisition. This transaction was accounted for as a business combination, which required an allocation of the total consideration to the identifiable assets and liabilities measured at fair value at the acquisition date. The Company is now a wholly owned subsidiary of Pretium Intermediate Holding, LLC (“Pretium Intermediate”), which is a wholly owned subsidiary of Pretium Holding, LLC (“Pretium Holding”).
As a result of this transaction, all references in these condensed consolidated financial statements to the Company before February 16, 2010 shall be referred to as “Predecessor”. All references in these consolidated financial statements to the Company after February 16, 2010 shall be referred to as “Successor”.
The Acquisition was valued at $134.0 million As part of the transaction, certain previous owners of the Predecessor received partnership units of Pretium Holding valued at $12.4 million. As a result, the Successor is a 100% owned subsidiary of Pretium Intermediate. At the same time, Robb Container Corporation (“Robb”), a wholly owned subsidiary of the Company, purchased 100% of the stock of PVC Container Corporation (“PVC”) for $47.0 million (the “PVC Acquisition”).
The Company conducts its business from its corporate headquarters in Chesterfield, Missouri, with nine manufacturing plants in the United States and two in Canada (“Pretium Canada”). The Company manufactures a variety of injection blow molded (“IBM”), extrusion blow molded (“EBM”), injection stretch blow molded (“SBM”) and injection molded (“IM”) plastic bottles, jars, containers, preforms, and closures.
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements.
The unaudited interim condensed consolidated financial statements should be read in conjunction with the complete consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.
Other than as specifically indicated in these “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q, the Company has not materially changed its significant accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

New Accounting Standards
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”). This update requires that the components of net income, the components of other comprehensive income and the total of comprehensive income be presented as a single continuous financial statement or in two separate but consecutive statements. The option of presenting other comprehensive income in the statement of stockholders’ equity is eliminated. This update also requires the presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU 2011-12, which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. For public entities, the amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of this guidance concerns disclosure only and will not have an impact on the Company's consolidated financial position or results of operations.
In September 2011, the FASB issued ASU No. 2011-08, Testing for Goodwill Impairment (“ASU 2011-08”). ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the performance of the two-step goodwill impairment test, as currently prescribed by ASC Topic 350, is required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance will not have a significant impact on the Company's consolidated financial position or results of operations.

Note 2.	Inventories

Inventories, stated at lower of cost or market, consisted of the following at December 31, 2011 and September 30, 2011:

	December 31, 2011	September 30, 2011
Inventories:
Finished goods	$14,232	$12,849
Raw materials	10,471	11,168
Inventories	$24,703	$24,017

Note 3.	Property, Plant, and Equipment, Net

Property, plant, and equipment at December 31, 2011 and September 30, 2011 consisted of the following:

	December 31, 2011	September 30, 2011
Land	$2,120	$2,120
Buildings and improvements	23,580	23,549
Machinery and equipment	49,556	48,805
Molds	22,304	21,635
Capital improvements in progress	3,129	1,790
	100,689	97,899
Accumulated depreciation	(24,422)	(20,727)
Property, plant and equipment, net	$76,267	$77,172

Depreciation expense for the three month periods ended December 31, 2011 and 2010 was $3.6 million and $3.1 million, respectively.

Note 4.	Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the three month period ended December 31, 2011 and the year ended September 30, 2011 are presented in the table below:

	December 31, 2011	September 30, 2011
Beginning balance	$40,354	$40,413
Currency translation adjustment	96	(59)
Ending balance	$40,450	$40,354

Other Intangible Assets

The following table presents the gross carrying amount and accumulated amortization of other intangible assets at December 31, 2011:

	Gross carrying amount	Weighted average amortization period	Accumulated Amortization	Currency Translation Adjustment	Net Book Value
Customer relationships	$25,800	20 Years	(2,435)	115	$23,480
Trademarks	12,280	Indefinite	(80)	74	12,274
Total	$38,080		(2,515)	189	$35,754

The following table presents the gross carrying amount and accumulated amortization of other intangible assets at September 30, 2011:

	Gross carrying amount	Weighted average amortization period	Accumulated Amortization	Currency Translation Adjustment	Net Book Value
Customer relationships	$25,800	20 Years	$(2,112)	$(1)	$23,687
Trademarks	12,280	Indefinite	(80)	(13)	12,187
Total	$38,080		$(2,192)	$(14)	$35,874

Customer relationships are amortized over 20 Years. The accumulated amortization related to the Trademarks is related to the subsequent amortization of the PVC trademarks. The Pretium trademark is not amortized and has an indefinite useful life.

Amortization expense for the three-month periods ended December 31, 2011 and 2010 was $0.3 million.

Note 5.	Long-term Debt

At December 31, 2011 and September 30, 2011, long-term debt obligations consisted of the following:

	December 31,	September 30,
	2011	2011
Long-term debt:
Revolving line of credit	$7,290	$504
11.5% senior secured notes	150,000	150,000
Total Senior Debt	157,290	150,504
Other	312	353
Total long-term debt, including current maturities	157,602	150,857
Current maturities of long-term debt	172	169
Total long-term debt, less current maturities	$157,430	$150,688

Under the terms of the Company’s debt agreements at December 31, 2011, the scheduled interest rates and maturity dates were as follows:

	Interest rates on Successor agreements	Scheduled maturity dates
Revolving line of credit	Prime plus 0.5% *	September 30, 2015
11.5% senior secured notes	11.5%	April 1, 2016

*
The revolving line of credit also has interest rate options based on LIBOR plus a margin of 1.5%. At December 31, 2011 the applicable rate under the prime and LIBOR options was 3.75% and 1.78%, respectively.

Note 6.	Pretium Capital Structure
At December 31, 2011, the Company’s capital structure consisted of 1 share of its Class A Member units, held by Pretium Intermediate. Pretium Intermediate is 100% owned by Pretium Holding as of December 31, 2011. The membership units of Pretium Holding are designated Class A units, Class B-1 units, Class B-2 units and Class B-3 units. The Class A and B-2 units contain certain distribution and liquidation preferences, the Class B-1 units contain voting rights and the Class B-3 units are non-voting units intended for employees and directors. At December 31, 2011, 100% of the membership interests in the Company were held by Pretium Intermediate.
During the three month period ended December 31, 2010, the Company received an investment from its sole member of $0.95 million.

Note 7.	Income Taxes

The Company is a pass-through tax entity except for certain states in which it conducts business. No provision for income taxes has been made in these condensed consolidated financial statements other than for certain subsidiaries which are Subchapter C Corporations.

The effective tax rate differs from the statutory tax rate for the Company primarily due to the Company’s pass-through entity treatment for tax purposes. For the three months ended December 31, 2011, and 2010, losses before income tax at the partnership level exceeded the income before income tax at the subsidiary level and the Company recorded an income tax provision of $0.6 million and $0.8 million for the three month periods ended December 31, 2011 and 2010, respectively.

The Company evaluates the net realizable value of its deferred tax assets each reporting period. The Company must consider all objective evidence, both positive and negative, in evaluating the future realization of its deferred tax assets, including tax loss carry forwards. Historical information is supplemented by all currently available information about future tax years. Realization requires sufficient taxable income to use deferred tax assets. The Company records a valuation allowance for each deferred tax asset for which realization is assessed as not more likely than not. In particular, the Company’s assessment that deferred tax assets will be realized considered the estimate of future  taxable income generated from various sources, including the expected recovery of operations from the Canadian subsidiary, and increased profitability due to prior cost reductions, plant restructuring, and revenue growth. If the current estimates of future taxable income are not realized, or future estimates of taxable income are reduced, then the assessment regarding the realization of deferred tax assets could change and have a material impact on the statement of operations. As of December 31, 2011, the Company’s valuation allowance of $3.1 million increased $0.1 million from September 30, 2011.

At December 31, 2011 and September 30, 2011, the total balance of unrecognized tax benefits was $0.1 million.

Note 8.	Contingencies
The Company is involved in various claims and legal proceedings and administrative actions arising in the ordinary course of business. In the opinion of management, the ultimate conclusion of these matters will not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Note 9.	Restructuring Initiatives

During fiscal 2010, the Company implemented several initiatives to restructure and realign certain manufacturing and administrative resources subsequent to the acquisitions discussed in Note 2. These plans included the elimination of certain redundant administrative positions at the former Novapak corporate headquarters in Eatontown, New Jersey, which was completed in September 2010. They also included the closure and relocation of all manufacturing operations at the Nashua, New Hampshire facility into the Philmont, New York location, which was completed in June 2010. In addition, two Hazleton, Pennsylvania operations were combined with one location retained as a shipping warehouse. The Hazleton consolidation was completed in August 2010. In August 2010 the Company closed the Muscatine, Iowa facility and transferred its operations to Seymour, Indiana and Manchester, Pennsylvania. The Muscatine transition was completed in March 2011. The total cost incurred during the three-month period ended December 31, 2010 was $1.0 million, which was comprised of severance payments ($0.2 million), facility consolidation costs ($0.6 million), and other exit costs ($0.2 million). There were no such costs incurred during the three month period ended December 31, 2011.

Note 10.	Fair Value Measurement
The Company's financial instruments consist primarily of cash equivalents, trade receivables, trade payables and debt instruments. The book value of these instruments is a reasonable estimate of their respective fair values.
The Company does not have any financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2011.
Non-financial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a nonrecurring basis. These items are tested for impairment on the occurrence of a triggering event or in the case of goodwill and other indefinite-lived intangible assets, on at least an annual basis.
The Company does not have any other financial instruments within the scope of the fair value disclosure requirements as of December 31, 2011.

Note 11.	Related Party Transactions
On February 17, 2010, the former majority owner of the Company, who now serves on the Company's Board of Directors, entered into a seven year consulting agreement (including a non-competition clause). The Company's cost for these services was $0.3 million for each of the three month periods ended December 31, 2011 and 2010.
The Company has entered into a management agreement to retain Castle Harlan, Inc. to provide business and organizational strategy, financial and investment management, advisory, and merchant and investment banking services to the Company. In exchange for these services, the Company pays management fees of $2.3 million, annually. The Company recorded total expense related to this agreement of $0.6 million for each three month period ended December 31, 2011 and 2010.
The fees for both of these related party agreements are included within selling, general and administrative expenses in the condensed consolidated statements of operations.

Note 12.	Segment Information
The Company operates as a single reportable segment based on the “management” approach. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments.
The following table provides the geographic distributions of the Company's net sales for the three month periods ended December 31, 2011 and 2010:

Net Sales	U.S.	Canada	Total
Quarter ended December 31, 2011	$44,607	$10,392	$54,999
Quarter ended December 31, 2010	$45,514	$8,874	$54,388

The following table provides the geographic distributions of the Company's long-lived assets as of December 31, 2011 and September 30, 2011:

Total Long-lived Assets	U.S.	Canada	Total
December 31, 2011	$134,305	$18,166	$152,471
September 30, 2011	$135,415	$17,985	$153,400

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, including the financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations, and the interim condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q.

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
Our product mix is reasonably stable with most products providing a similar material margin (i.e., net sales minus raw material costs) and contribution margin (sales price minus variable costs). The only significant exception is with regard to preforms sold. While we utilize most of the preforms we manufacture internally to produce bottles for customers, we also sell preforms to customers who then manufacture their own bottles. This enables us to utilize already established capital assets. Sold preforms are manufactured by the injection molding process and generally have the lowest material margin of any product we sell.
Our raw materials consist of resins, colorants, and packaging materials. Over the past several years there have been significant fluctuations in the price of resin, which is our largest component of cost of goods sold. Various factors including changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced have contributed to these price fluctuations. Primary resins used in our products are PET and HDPE. Our other manufacturing costs consist of labor, utilities and facilities maintenance.
Based on certain resin industry indices, the following table summarizes average market prices per pound of PET and HDPE resins in the United States during the periods indicated:

	Three months ended December 31,
	2011	2010
PET	$0.93	$0.77
HDPE	$0.67	$0.65
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

However, during periods of increasing resin costs, there can be a lag between changes in market prices and when that price change is passed through to customers. For example, in periods of rising resin prices, increases in unit sales pricing lag the increases in raw material costs. Therefore the analysis of trends in our net sales and raw material costs must take this effect into consideration. We believe that material margin, which ultimately is reflected in gross profit, is a key measure of profitability, as it is reflective of our ability to pass-through resin costs. In addition, our net sales will fluctuate as we pass along increased resin costs to customers with often limited effects to gross profit.
Selling, general and administrative costs consist primarily of management and clerical salaries, legal, accounting and other professional fees, insurance, commissions, travel and various other costs.
We have a disciplined capital expenditures policy, investing in new projects and equipment only when we believe it will result in incremental net sales with our customers. Our maintenance capital expenditures, which we identify as the minimum capital expenditures to service current customer volumes and initiatives, are approximately $3-3.5 million annually.

Results of Operations
Performance during the Quarter Ended December 31, 2011 (“Q1 FY12”) Compared with the Quarter Ended December 31, 2010 (“Q1 FY11”)

Net Sales
Net sales were $55.0 million during Q1 FY12, which represents an increase of $0.6 million, or 1.1%, as compared to $54.4 million during Q1 FY11. With significant increases in raw material costs, particularly in PET resin, over the past year, we had higher transaction prices because we operate with resin price pass through mechanisms with our customers that allow us to pass through changes in resin costs typically subject to a one to four month delay. Overall volume was slightly lower than the prior year with a higher mix of preform sales in Q1 FY12 compared to Q1 FY11.
Cost of Sales
Cost of sales was $47.9 million during Q1 FY12, which represents an increase of $1.7 million, or 3.8%, as compared to $46.1 million during Q1 FY11. The increase in cost of sales is primarily due to significantly higher PET resin costs in Q1 FY12 as compared to Q1 FY11. In addition, depreciation expense during Q1 FY12 increased $0.4 million compared to Q1 FY11 as a result of capital expenditures since the date of the Acquisition.
Gross Profit
Gross profit for the Q1 FY12 was $7.1 million (or 13.0% of net sales), which represents a decrease of $1.1 million, or 13.6% as compared to $8.3 million (or 15.2% of net sales) for Q1 FY11. The decrease in gross margin as a percentage of net sales is primarily due to significantly higher PET resin costs and the increased amount of depreciation expense in Q1 FY12 compared to Q1 FY11. As we pass through changes in resin costs to all of our customers, a timing delay, typically one to four months, exists and the pass through is generally not recognized in the period in which resin costs changed. This timing delay negatively impacted the Q1 FY12 margins.

Operating Expenses
SG&A Expenses
SG&A expenses for Q1 FY12 were $4.6 million, compared to expenses of $4.5 million in Q1 FY11.

Other Operating Expenses
Other operating expenses during Q1 FY12 were $0.6 million, which represents a decrease of $0.7 million compared to Q1 FY11. The Q1 FY12 other operating expenses primarily consisted of $0.2 million of fees associated with the registration of the Notes with the Securities and Exchange Commission (“SEC”) and $0.4 million of depreciation and amortization. The Q1 FY11 period includes $1.0 million of restructuring expenses related to our integration plan subsequent to the Acquisition and $0.4 million of depreciation and amortization.
Interest Expense
Interest expense for the Q1 FY12 period was $4.9 million, which represents an increase of $1.6 million as compared to Q1 FY11. The increase is due to the increased level of indebtedness and effective interest rate compared to Q1 FY11 as a result of the Refinancing.
Income Tax Provision
As a limited liability company, we are a pass-through tax entity. No provision, except for certain states in which we conduct business, as well as certain of our subsidiaries, is made in the financial statements for income taxes. Our subsidiaries, Robb and Novapak, are subject to corporate income taxes under Subchapter C of the Internal Revenue Code. For Q1 FY12, we recognized an income tax provision of $0.6 million compared to a provision of $0.8 million for Q1 FY11 for Robb and Novapak based on their pre-tax income or loss recognized.

Non-GAAP Financial Measures
To supplement the Company's financial information presented in accordance with GAAP, management, from time to time, uses additional measures to clarify and enhance understanding of past performance and prospects for the future.
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
The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three month periods ended December 31, 2011 and 2010:

	Three Months Ended
	December 31,	December 31,
	2011	2010
Net Loss to Adjusted EBITDA Reconciliation:
Net loss	$(3,702)	$(1,725)
Interest expense, net	4,935	3,311
Tax expense	629	759
Depreciation and amortization expense	3,921	3,465
EBITDA	5,783	5,810
Management fees (a)	563	563
Consulting fees (b)	250	250
Restructuring expenses (c)	—	1,022
Transaction related fees and expenses (d)	200	—
Integration-related manufacturing variances (e)	—	1,063
Adjusted EBITDA	$6,796	$8,708

(a)
In connection with the Acquisition, we entered into a management services agreement with Castle Harlan to provide business and organizational strategy, financial and investment management, advisory, and merchant and investment banking services.

(b)
In connection with the Acquisition, we entered into a consulting agreement with Keith S. Harbison, the controlling equity holder of Pretium prior to the Acquisition, and an equity co-investor in Pretium Holding.

(c)
Represents the implementation of several initiatives to restructure and realign manufacturing and administrative resources. These costs incurred in connection with these initiatives consisted of severance, facility consolidation costs, and other exit costs. Restructuring expenses were incurred as part of the integration plan initiated subsequent to the Acquisition.

(d)	Represents professional fees associated with our exploration of acquisition opportunities and the registration of the Notes with the SEC.
(e)
As a result of the Acquisition and related operational integration plans, we consolidated the Nashua, New Hampshire operation into the Philmont, New York plant and we consolidated Novapak's Hazelton, Pennsylvania operation into our Hazelton, Pennsylvania plant. Beginning in July 2010, we experienced certain material and labor variances from our standard operating costs reflected in our historical results. We consider these material and labor variances to be noteworthy as we incurred incremental costs to manufacture our products. Variances in the amount of $1.1 million were incurred during the three month period ended December 31, 2010. These material and labor variances associated with the integration plans ceased in the period ended June 30, 2011.

Our measurements of EBITDA and Adjusted EBITDA and the ratios related thereto may not be comparable to similarly titled measures of other companies. We have included information concerning EBITDA and Adjusted EBITDA in this Quarterly Report on Form 10-Q because they are the bases upon which our management assesses our operating performance, are components of certain covenants in our ABL Facility and we believe that such information is used by certain investors as measures of evaluating our operating performance. Furthermore, we believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of debt issuers, many of which present EBITDA and Adjusted EBITDA when reporting their results. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by other noteworthy items.

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

Liquidity and Capital Resources
Liquidity
Our principal ongoing source of operating liquidity is cash generated by our business operations and borrowings from our ABL Facility.
On March 31, 2011 the Company and Pretium Finance issued the Notes. The Notes have a maximum aggregate principal amount of $150.0 million, are guaranteed by the Company's subsidiaries (other then Pretium Finance) and mature on April 1, 2016.
Concurrently with the completion of the offering of the Notes, we entered into the ABL Facility, which was subsequently amended on April 20, 2011 to provide additional borrowing capacity thereunder, among other things. The ABL Facility provides senior secured financing of up to $30.0 million, subject to borrowing base and certain other restrictions on availability. As of December 31, 2011, there was $7.3 million outstanding under our ABL Facility. Borrowings under the ABL Facility bear interest at variable rates and mature on September 30, 2015. At December 31, 2011, letters of credit issued and outstanding were $1.6 million and borrowing availability was $21.1 million.
We believe that cash flows from operations and borrowings from the ABL Facility will be sufficient to meet our existing liquidity needs for the next 12 months. We were in compliance with all of the covenants contained in our Notes and ABL Facility as of December 31, 2011.

Cash Flows
Quarter Ended December 31, 2011 (“Q1 FY12”) Compared with the Quarter Ended December 31, 2010 (“Q1 FY11”)
As of December 31, 2011, we had cash and cash equivalents of $1.1 million. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of these investments approximates fair value.
Cash used in operating activities was $4.1 million during Q1 FY12 compared to $2.1 million of cash provided by operating activities during Q1 FY11. Cash used in operating activities in Q1 FY12 was primarily due to the payment of accrued interest under the Notes on October 1, 2011. The change in operating assets and liabilities used $5.2 million of cash during Q1 FY12 and $0.8 million during Q1 FY11. The changes in operating assets and liabilities included:

•
Cash provided by accounts receivable of $3.4 million and $3.2 million during Q1 FY12 and Q1 FY11, respectively, reflected decreased seasonal sales and timing of shipments within both periods. The decrease in each period was also driven by improvements in days sales outstanding due to strong collection efforts during those periods.

•
Cash used in inventories of $0.5 million and $2.5 million during Q1 FY12 and Q1 FY11, respectively, reflected increased resin costs and our investment in inventory during those periods as we entered into a higher volume quarter.

•	Changes in accounts payable and accrued expenses used cash of $4.4 million and $2.8 million during Q1 FY12 and Q1 FY11, respectively, primarily due to timing of payments to vendors at December 31.

•
Accrued interest and bank fees used cash of $4.3 million during Q1 FY12 and generated cash of $0.1 million during Q1 FY11. The use of cash in the current period reflects the $8.7 million interest payment made on October 3, 2011. The change compared to the prior period is due to the increased level of indebtedness and effective interest rate compared to Q1 FY11 as a result of the Refinancing.

Net cash used in investing activities was $2.7 million and $2.6 million during Q1 FY12 and Q1 FY11, respectively, resulting from specific cash purchases of property, plant and equipment.
Net cash provided by financing activities was $6.7 million and $0.5 million during Q1 FY12 and Q1 FY11, respectively. The cash generated during Q1 FY12 primarily represented borrowings under our ABL Facility to fund the interest due October 1, 2011 under the Notes.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

New Accounting Standards
Refer to "Note 1 Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q, for a description of new accounting pronouncements, including the expected impact on the Company’s condensed consolidated financial statements and related disclosures.

Critical Accounting Policies
Management has evaluated the accounting policies used in the preparation of the Company’s condensed financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed on December 19, 2011, in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis and in "Note 1 Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.” There were no significant changes to the Company’s critical accounting policies during the quarter ended December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in connection with changes in foreign exchange rates and interest rates, primarily in connection with interest on the outstanding balance under our ABL Facility.

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to our Canadian operations, intercompany product shipments and intercompany loans. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. dollars. Primary exposures include the U.S. dollar versus functional currencies of our major markets, which include the Canadian dollar. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to protect anticipated exposures. We do not consider the potential loss arising from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of December 31, 2011, to be material.

Interest Rate Risk

We are exposed to interest rate volatility with regard to the current existing issuances of variable rate debt under our ABL Facility. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary. At December 31, 2011, approximately 4.6%, or $7.3 million of our debt was floating rate debt and the weighted average interest rate for all debt was 11.1%. If the relevant interest rates for all of the Company's floating rate debt was 100 basis points higher than actual in the three-month period ended December 31, 2011, the Company's interest expense would have increased by less than $0.1 million.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management carried out an evaluation (as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, such that the information relating to the Company and its consolidated subsidiaries required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange

Commission's rules and forms, and (ii) is accumulated and communicated to the Company's management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Controls and Procedures
In addition, the Company's management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the Chief Executive Officer and the Chief Financial Officer, of changes in the Company's internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART 2 – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various legal proceedings and administrative actions arising in the ordinary course of business. The information regarding these proceedings and actions is included under "Note 8 Contingencies” to the Company’s Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes to any of the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (under "Item 1A Risk Factors").

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	[REMOVED AND RESERVED]

Item 5.	Other Information

None.

Item 6.	Exhibits

See the list of exhibits in the Exhibit Index to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRETIUM PACKAGING, L.L.C.

Date:	February 13, 2012	By:	/s/ George A. Abd
George A. Abd
President and Chief Executive Officer

Date:	February 13, 2012	By:	/s/ Robert A. Robison
Robert A. Robison
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1 *	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Pretium Packaging, L.L.C. and Pretium Finance, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2011 and September 30, 2011, (ii) the Unaudited Condensed Consolidated Statement of Operations for the three months ended December 31, 2011 and December 31, 2010, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and December 31, 2010, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.