Form 10-Q
period 2012-03-31
PRETIUM PACKAGING L L C
filed 2012-05-14
CIK 1064090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

For the quarterly period ended March 31, 2012
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

As of May 14, 2012:

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

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31, 2012	September 30, 2011
Assets
Current assets:
Cash	$1,290	$1,156
Accounts receivable, net of allowances of $789 and $754	24,508	25,543
Inventories	25,844	24,017
Prepaid expenses and other assets	3,248	4,047
Deferred tax assets	554	642
Total current assets	55,444	55,405
Property, plant and equipment, net	75,732	77,172
Other assets:
Goodwill	40,513	40,354
Other intangibles, net	35,561	35,874
Deferred financing fees, net	7,715	8,688
Other non current assets	385	442
Total other assets	84,174	85,358
Total assets	$215,350	$217,935
Liabilities and Members' Equity
Current liabilities:
Current maturities of long-term debt	$175	$169
Accounts payable	19,316	21,570
Accrued expenses	5,989	5,727
Accrued interest and bank fees	8,683	8,711
Total current liabilities	34,163	36,177
Long-term liabilities:
Long-term debt, less current maturities	154,545	150,688
Deferred tax liabilities	9,130	8,691
Other long-term liabilities	770	806
Total long-term liabilities	164,445	160,185

Members' equity:
Members' equity	15,668	21,636
Accumulated other comprehensive income (loss)	1,074	(63)
Total members' equity	16,742	21,573
Total liabilities and members' equity	$215,350	$217,935

See accompanying notes to condensed consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Net sales	$59,098	$61,076	$114,097	$115,464
Cost of sales	50,717	52,289	98,577	98,419
Gross profit	8,381	8,787	15,520	17,045

Operating expenses:
Selling, general and administrative expenses	4,505	4,563	9,133	9,094
Restructuring expenses	—	820	—	1,842
Transaction-related fees and expenses	—	390	200	390
Gain on foreign currency exchange	(26)	(159)	(9)	(216)
Depreciation	111	82	220	174
Amortization of intangibles	325	327	648	652
Total operating expenses	4,915	6,023	10,192	11,936
Income from operations	3,466	2,764	5,328	5,109
Other expenses:
Interest	4,910	3,196	9,845	6,507
Loss on extinguishment of debt	—	5,470	—	5,470
Total other expenses	4,910	8,666	9,845	11,977
Loss before income tax provision	(1,444)	(5,902)	(4,517)	(6,868)
Income tax provision	822	170	1,451	929
Net loss	$(2,266)	$(6,072)	$(5,968)	$(7,797)

See accompanying notes to condensed consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	March 31,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(5,968)	$(7,797)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	7,164	6,315
Amortization of intangibles	648	652
Amortization of deferred financing fees	989	352
Noncash interest expense	—	668
Noncash charges on extinguishment of debt	—	3,634
Deferred taxes	489	457
Changes in assets and liabilities:
Accounts receivable	1,244	(1,346)
Inventories	(1,532)	(4,652)
Prepaid expenses and other assets	1,072	(1,632)
Accounts payable and accrued expenses	(2,295)	715
Accrued interest and bank fees	(28)	(1,807)
Other	67	(60)
Net cash provided by (used in) operating activities	1,850	(4,501)
Cash Flows From Investing Activities
Purchase of property, plant and equipment	(5,595)	(4,058)
Net cash used in investing activities	(5,595)	(4,058)
Cash Flows From Financing Activities
Members' investment	—	950
Members' distribution	—	(30,900)
Repayments to revolving line of credit	(31,911)	(33,152)
Proceeds from revolving line of credit	35,857	27,419
Proceeds from issuance of debt obligations	—	150,000
Repayments of other debt obligations	(83)	(95,839)
Payment of bank and other related loan fees	(16)	(9,269)
Net cash provided by financing activities	3,847	9,209
Net increase in cash	102	650
Effect of foreign currency translation adjustment	32	44
Cash - beginning of period	1,156	1,278
Cash - end of period	$1,290	$1,972
Supplemental Disclosure of Cash Flow Information
Interest paid	$8,856	$7,195
Income taxes paid	$575	$543
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
Certain prior quarter amounts have been reclassified to conform with the presentation in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

Note 2.	Inventories

Inventories, stated at lower of cost or market, consisted of the following at March 31, 2012 and September 30, 2011:

	March 31, 2012	September 30, 2011
Inventories:
Finished goods	$14,323	$12,849
Raw materials	11,521	11,168
Inventories	$25,844	$24,017

Note 3.	Property, Plant, and Equipment, Net

Property, plant, and equipment at March 31, 2012 and September 30, 2011 consisted of the following:

	March 31, 2012	September 30, 2011
Land	$2,120	$2,120
Buildings and improvements	23,650	23,549
Machinery and equipment	51,139	48,805
Molds	22,960	21,635
Capital improvements in progress	3,925	1,790
	103,794	97,899
Accumulated depreciation	(28,062)	(20,727)
Property, plant and equipment, net	$75,732	$77,172

Depreciation expense for the three month periods ended March 31, 2012 and 2011 was $3.6 million and $3.2 million, respectively. Depreciation expense for the six month periods ended March 31, 2012 and 2011 was $7.2 million and $6.3 million, respectively.

Note 4.	Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the six month period ended March 31, 2012 and the year ended September 30, 2011 are presented in the table below:

	March 31, 2012	September 30, 2011
Beginning balance	$40,354	$40,413
Currency translation adjustment	159	(59)
Ending balance	$40,513	$40,354

Other Intangible Assets

The following table presents the gross carrying amount and accumulated amortization of other intangible assets at March 31, 2012:

	Gross carrying amount	Weighted average amortization period	Accumulated Amortization	Currency Translation Adjustment	Net Book Value
Customer relationships	$25,800	20 Years	(2,760)	190	$23,230
Trademarks	12,280	Indefinite	(80)	131	12,331
Total	$38,080		(2,840)	321	$35,561

The following table presents the gross carrying amount and accumulated amortization of other intangible assets at September 30, 2011:

	Gross carrying amount	Weighted average amortization period	Accumulated Amortization	Currency Translation Adjustment	Net Book Value
Customer relationships	$25,800	20 Years	$(2,112)	$(1)	$23,687
Trademarks	12,280	Indefinite	(80)	(13)	12,187
Total	$38,080		$(2,192)	$(14)	$35,874

Customer relationships are amortized over 20 Years. The accumulated amortization related to the Trademarks is related to the subsequent amortization of the PVC trademarks. The Pretium trademark is not amortized and has an indefinite useful life.

Amortization expense for each of the three and six month periods ended March 31, 2012 and 2011 was $0.3 million and $0.6 million, respectively.

Note 5.	Long-term Debt

At March 31, 2012 and September 30, 2011, long-term debt obligations consisted of the following:

	March 31,	September 30,
	2012	2011
Long-term debt:
Revolving line of credit	$4,450	$504
11.5% senior secured notes	150,000	150,000
Total Senior Debt	154,450	150,504
Other	270	353
Total long-term debt, including current maturities	154,720	150,857
Current maturities of long-term debt	175	169
Total long-term debt, less current maturities	$154,545	$150,688

Under the terms of the Company’s debt agreements, at March 31, 2012, the scheduled interest rates and maturity dates were as follows:

	Interest rates	Scheduled maturity dates
Revolving line of credit	Prime plus 0.5% *	September 30, 2015
11.5% senior secured notes	11.5%	April 1, 2016

*
The revolving line of credit also has interest rate options based on LIBOR plus a margin of 1.5%. At March 31, 2012, the applicable rate under the prime and LIBOR options was 3.75% and 1.78%, respectively.

Note 6.	Pretium Capital Structure
At March 31, 2012, the Company’s capital structure consisted of 1 share of its Class A Member units, held by Pretium Intermediate. Pretium Intermediate is 100% owned by Pretium Holding as of March 31, 2012. The membership units of Pretium Holding are designated Class A units, Class B-1 units, Class B-2 units and Class B-3 units. The Class A and B-2 units contain certain distribution and liquidation preferences, the Class B-1 units contain voting rights and the Class B-3 units are non-voting units intended for employees and directors.

Note 7.	Income Taxes

The Company is a pass-through tax entity except for certain states in which it conducts business. No provision for income taxes has been made in these condensed consolidated financial statements other than for certain subsidiaries which are Subchapter C Corporations.

The effective tax rate differs from the statutory tax rate for the Company primarily due to the Company’s pass-through entity treatment for tax purposes. Losses before income tax at the partnership level exceeded the income before income tax at the subsidiary level and the Company recorded an income tax provision for each of the three and six month periods ended March 31, 2012 and 2011.

The Company evaluates the net realizable value of its deferred tax assets each reporting period. The Company must consider all objective evidence, both positive and negative, in evaluating the future realization of its deferred tax assets, including tax loss carry forwards. Historical information is supplemented by all currently available information about future tax years. Realization requires sufficient taxable income to use deferred tax assets. The Company records a valuation allowance for each deferred tax asset for which realization is assessed as not more likely than not. In particular, the Company’s assessment that deferred tax assets will be realized considered the estimate of future  taxable income generated from various sources, including the expected recovery of operations from the Canadian subsidiary, and increased profitability due to prior cost reductions, plant restructuring, and revenue growth. If the current estimates of future taxable income are not realized, or future estimates of taxable income are reduced, then the assessment regarding the realization of deferred tax assets could change and have a material impact on the statement of operations. As of March 31, 2012, the Company’s valuation allowance of $3.2 million increased $0.2 million from September 30, 2011.

At March 31, 2012 and September 30, 2011, the total balance of unrecognized tax benefits was $0.1 million.

Note 8.	Contingencies
The Company is involved in various claims and legal proceedings and administrative actions arising in the ordinary course of business. In the opinion of management, the ultimate conclusion of these matters will not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Note 9.	Restructuring Initiatives

During fiscal 2010, the Company implemented several initiatives to restructure and realign certain manufacturing and administrative resources subsequent to the Novapak Acquisition. These plans included the elimination of certain redundant administrative positions at the former Novapak corporate headquarters in Eatontown, New Jersey, which was completed in September 2010. They also included the closure and relocation of all manufacturing operations at the Nashua, New Hampshire facility into the Philmont, New York location, which was completed in June 2010. In addition, two Hazleton, Pennsylvania operations were combined with one location retained as a shipping warehouse. The Hazleton consolidation was completed in August 2010. In August 2010 the Company closed the Muscatine, Iowa facility and transferred its operations to Seymour, Indiana and Manchester, Pennsylvania. The Muscatine transition was completed in March 2011. The total costs incurred during the three and six month periods ended March 31, 2011 was $0.8 million and $1.8 million, respectively. These costs were comprised of severance payments, facility consolidation costs, and other exit costs. There were no such costs incurred during the three and six month periods ended March 31, 2012.

Note 10.	Fair Value Measurement
The Company's financial instruments consist primarily of cash equivalents, trade receivables, trade payables and debt instruments. The book value of these instruments is a reasonable estimate of their respective fair values.
The Company does not have any financial assets or liabilities measured at fair value on a recurring basis as of March 31, 2012.
Non-financial assets and liabilities, such as goodwill and long-lived assets, are tested for impairment on the occurrence of a triggering event or in the case of goodwill and other indefinite-lived intangible assets, on at least an annual basis.
The Company does not have any other financial instruments within the scope of the fair value disclosure requirements as of March 31, 2012.

Note 11.	Related Party Transactions
On February 17, 2010, the former majority owner of the Company, who now serves on the Company's Board of Directors, entered into a seven year consulting agreement (including a non-competition clause). The Company's cost for these services was $0.3 million for each of the three month periods ended March 31, 2012 and 2011 and $0.6 million for each of the six month periods ended March 31, 2012 and 2011.
The Company has entered into a management agreement to retain Castle Harlan, Inc. to provide business and organizational strategy, financial and investment management, advisory, and merchant and investment banking services to the Company. In exchange for these services, the Company pays management fees of $2.3 million, annually. The Company recorded total expense related to this agreement of $0.6 million for each of the three month periods ended March 31, 2012 and 2011, and $1.1 million for each of the six month periods ended March 31, 2012 and 2011.
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

The following table provides the geographic distributions of the Company's net sales for the three month periods ended March 31, 2012 and 2011:

Net Sales	U.S.	Canada	Total
Quarter ended March 31, 2012	$49,485	$9,613	$59,098
Quarter ended March 31, 2011	$50,800	$10,276	$61,076
The following table provides the geographic distributions of the Company's net sales for the six month periods ended March 31, 2012 and 2011:

Net Sales	U.S.	Canada	Total
Six months ended March 31, 2012	$94,092	$20,005	$114,097
Six months ended March 31, 2011	$96,314	$19,150	$115,464

The following table provides the geographic distributions of the Company's long-lived assets as of March 31, 2012 and September 30, 2011:

Total Long-lived Assets	U.S.	Canada	Total
March 31, 2012	$133,797	$18,009	$151,806
September 30, 2011	$135,415	$17,985	$153,400

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our product mix is reasonably stable with most products providing a similar material margin (i.e., net sales minus raw material costs) and contribution margin (sales price minus variable costs), though smaller units have lower transaction costs. The only significant exception is with regard to preforms sold. While we utilize most of the preforms we manufacture internally to produce bottles for customers, we also sell preforms to customers who then manufacture their own bottles. This enables us to utilize already established capital assets. Sold preforms are manufactured by the injection molding process and generally have the lowest material margin of any product we sell.
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
Based on certain resin industry indices, the following table summarizes average market prices per pound of PET and HDPE resins in the United States during the periods indicated:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
PET	$0.93	$0.92	$0.93	$0.85
HDPE	$0.74	$0.69	$0.70	$0.67
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

As a result of this timing delay, during periods of increasing resin costs, there can be a lag between changes in market prices and when that price change is passed through to customers. For example, in periods of rising resin prices, increases in unit sales pricing lag the increases in raw material costs. Therefore the analysis of trends in our net sales and raw material costs must take this effect into consideration. We believe that material margin, which ultimately is reflected in gross profit, is a key measure of profitability, as it is reflective of our ability to pass-through resin costs. In addition, our net sales will fluctuate as we pass along increased resin costs to customers with often limited effects to gross profit.
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

Results of Operations
Performance during the Quarter Ended March 31, 2012 (“Q2 FY12”) Compared with the Quarter Ended March 31, 2011 (“Q2 FY11”)

Net Sales
Net sales were $59.1 million during Q2 FY12, which represents a decrease of $2.0 million, or 3%, as compared to $61.1 million during Q2 FY11. The decrease compared to Q2 FY11 was attributable to a  decline in volumes of less than 1% and a shift in product mix to smaller bottles with lower transaction prices.  Bottles sold increased by 4% while sales of preforms were down 13% compared to Q2 FY11 consistent with our strategy to de-emphasize that business.
Gross Profit
Gross profit during Q2 FY12 was $8.4 million, which represents a decrease of $0.4 million as compared to $8.8 million during Q2 FY11. The decrease in gross profit was primarily driven by an increase in depreciation expense during Q2 FY12 of $0.4 million compared to Q2 FY11. Significant improvements in manufacturing expenses, driven by the elimination of integration-related manufacturing variances and ongoing progress with continuous improvement efforts, largely offset the impact of the decline in net sales. Gross profit was also negatively impacted in Q2 FY12 as raw material increases in January and February, 2012, impacted cost of sales at the same time customers were receiving price decreases as a result of decreasing resin costs during the latter half of the three month period ended December 31, 2011.

Operating Expenses
SG&A Expenses
SG&A expenses for Q2 FY12 were $4.5 million, compared to expenses of $4.6 million in Q2 FY11. The decrease reflects a lower level of incentive bonuses and commissions, which was partially offset by higher salaries related to additional headcount and annual pay increases.
Other Operating Expenses
Other operating expenses during Q2 FY12 were $0.4 million, which represents a decrease of $1.1 million compared to Q2 FY11. The Q2 FY12 other operating expenses consisted of $0.4 million of depreciation and amortization. Q2 FY11 includes $0.8 million of restructuring expenses related to our integration plan subsequent to the Acquisition, $0.4 million of professional fees associated with our exploration of acquisition opportunities, $0.4 million of depreciation and amortization, and a $0.2 million gain related to favorable changes in foreign currency exchange rates.
Interest Expense
Interest expense during Q2 FY12 was $4.9 million, which represents an increase of $1.7 million as compared to Q2 FY11. Interest expense, excluding amortization of deferred financing fees, increased $1.4 million compared to Q2 FY11 due to the increased level of indebtedness, as a result of the Refinancing. Amortization of deferred financing fees included in interest increased $0.3 million due to the capitalization of $9.3 million of deferred financing fees as a result of the Refinancing.
Income Tax Provision
As a limited liability company, we are a pass-through tax entity. No provision, except for certain states in which we conduct business, as well as certain of our subsidiaries, is made in the financial statements for income taxes. Our subsidiaries, Robb and Novapak, are subject to corporate income taxes under Subchapter C of the Internal Revenue Code. For Q2 FY12, we recognized an income tax provision of $0.8 million compared to a provision of $0.2 million for Q2 FY11 for Robb and Novapak based on their pre-tax income or loss.

Performance during the Six Months Ended March 31, 2012 Compared with the Six Months Ended March 31, 2011

Net Sales
Net sales were $114.1 million during the six month period ended March 31, 2012, which represents a decrease of $1.4 million, or 1%, as compared to $115.5 million during the six month period ended March 31, 2011. The decrease was attributable to a shift in product mix to smaller bottles with lower transaction prices, which more than offset a 2% increase in total units sold compared to the six month period ended March 31, 2011.
Gross Profit
Gross profit during the six month period ended March 31, 2012 was $15.5 million, which represents a decrease of $1.5 million, or 9% as compared to $17.0 million during the six month period ended March 31, 2011. The decrease in gross profit was primarily driven by an increase in depreciation expense during the six month period ended March 31, 2012 of $0.9 million compared to the six month period ended March 31, 2011. Gross margin as a percentage of net sales during the six month period ended March 31, 2012 was 14% compared to 15% during the six month period ended March 31, 2011. Most of the margin decline in the first six months occurred during the three month period ended December 31, 2011 as margins began the fiscal year at a lower level due to raw material cost increases during the last two months of the prior fiscal year.

Operating Expenses
SG&A Expenses
SG&A expenses during the six month period ended March 31, 2012 were $9.1 million, which was unchanged compared to the six month period ended March 31, 2011.

Other Operating Expenses
Other operating expenses during the six month period ended March 31, 2012 were $1.1 million, which represents a decrease of $1.8 million compared to the six month period ended March 31, 2011. The six month period ended March 31, 2012 consisted of $0.2 million of fees associated with the registration of the Notes with the Securities and Exchange Commission ("SEC"), and depreciation and amortization expense of $0.9 million. The six month period ended March 31, 2011 includes $1.8 million of restructuring expenses related to our integration plan subsequent to the Acquisition, $0.4 million of fees and expenses associated with our exploration of acquisition opportunities, $0.9 million of depreciation and amortization, and a $0.2 million gain related to favorable changes in foreign currency exchange rates.
Interest Expense
Interest expense for the six month period ended March 31, 2012 was $9.8 million, which represents an increase of $3.3 million as compared to the six month period ended March 31, 2011. Interest expense, excluding amortization of deferred financing fees, increased $2.6 million due to the increased level of indebtedness compared to the six month period ended March 31, 2011 as a result of the Refinancing. Amortization of deferred financing fees included in interest increased $0.7 million due to the capitalization of $9.3 million of deferred financing fees on March 31, 2011 as a result of the Refinancing.
Income Tax Provision
As a limited liability company, we are a pass-through tax entity. No provision, except for certain states in which we conduct business, as well as certain of our subsidiaries, is made in the financial statements for income taxes. Our subsidiaries, Robb and Novapak, are subject to corporate income taxes under Subchapter C of the Internal Revenue Code. For the six month period ended March 31, 2012, we recognized an income tax provision of $1.5 million compared to a provision of $0.9 million for the six month period ended March 31, 2011 for Robb and Novapak based on their pre-tax income or loss.

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

The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three and six month periods ended March 31, 2012 and 2011:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net Loss to Adjusted EBITDA Reconciliation:
Net loss	$(2,266)	$(6,072)	$(5,968)	$(7,797)
Interest expense, net	4,910	3,196	9,845	6,507
Tax expense	822	170	1,451	929
Depreciation and amortization expense	3,891	3,502	7,812	6,967
EBITDA	7,357	796	13,140	6,606
Management fees (a)	563	565	1,126	1,128
Consulting fees (b)	300	295	550	545
Restructuring expenses (c)	—	820	—	1,842
Loss on extinguishment of debt (d)	—	5,470	—	5,470
Transaction related fees and expenses (e)	—	390	200	390
Integration-related manufacturing variances (f)	—	828	—	1,891
Adjusted EBITDA	$8,220	$9,164	$15,016	$17,872

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

(e)
Represents professional fees associated with the registration of our notes with the SEC during the six month period ended March 31, 2012 and the exploration of acquisition opportunities during the six months ended March 31, 2011.

(f)
As a result of the Acquisition and related operational integration plans, we consolidated the Nashua, New Hampshire operation into the Philmont, New York plant and we consolidated Novapak's Hazelton, Pennsylvania operation into our Hazelton, Pennsylvania plant. Beginning in July 2010, we experienced certain material and labor variances from our standard operating costs reflected in our historical results. We consider these material and labor variances to be noteworthy as we incurred incremental costs to manufacture our products. Variances in the amount of $0.8 million were incurred during the three month period ended March 31, 2011. These material and labor variances associated with the integration plans ceased in the period ended June 30, 2011.

Our measurements of EBITDA and Adjusted EBITDA and the ratios related thereto may not be comparable to similarly titled measures of other companies. We have included information concerning EBITDA and Adjusted EBITDA in this Quarterly Report on Form 10-Q because they are the basis upon which our management assesses our operating performance, are components of certain covenants in our ABL Facility and we believe that such information is used by certain investors as measures of evaluating our operating performance. Furthermore, we believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of debt issuers, many of which present EBITDA and Adjusted EBITDA when reporting their results. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by other noteworthy items.

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
Concurrently with the completion of the offering of the Notes, we entered into the ABL Facility, which was subsequently amended on April 20, 2011 to provide additional borrowing capacity thereunder, among other things. The ABL Facility provides senior secured financing of up to $30.0 million, subject to borrowing base and certain other restrictions on availability. As of March 31, 2012, there was $4.5 million outstanding under our ABL Facility. Borrowings under the ABL Facility bear interest at variable rates and mature on September 30, 2015. At March 31, 2012, letters of credit issued and outstanding were $1.6 million and borrowing availability was $23.9 million.
We believe that cash flows from operations and borrowings from the ABL Facility will be sufficient to meet our existing liquidity needs for the next 12 months. We were in compliance with all of the covenants contained in our Notes and ABL Facility as of March 31, 2012.
Cash Flows
Six Months Ended March 31, 2012 Compared with the Six Months Ended March 31, 2011
As of March 31, 2012, we had cash and cash equivalents of $1.3 million. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of these investments approximates fair value.
Cash provided by operating activities was $1.9 million during the six month period ended March 31, 2012 compared to $4.5 million of cash used in operating activities during the six month period ended March 31, 2011. This improvement was primarily due to higher income from operations (excluding non-cash charges for depreciation and amortization) and lower cash used by operating working capital compared to the six month period ended March 31, 2011. The change in operating assets and liabilities used $1.5 million of cash during the six month period ended March 31, 2012 and $8.8 million during the six month period ended March 31, 2011. The changes in operating assets and liabilities included:

•
Cash provided by accounts receivable of $1.2 million during the six month period ended March 31, 2012 was primarily due to timing of shipments within the period and an improvement in days sales outstanding attributable to strong collection efforts. Cash used in accounts receivable of $1.3 million during the six month period ended March 31, 2011 reflected higher sales and timing of shipments within the period.

•
Cash used in inventories was $1.5 million and $4.7 million during the six month periods ended March 31, 2012 and 2011, respectively. The six month period ended March 31, 2011 was impacted by a significant increase in resin costs, particularly PET, which did not have as significant of an impact during the six month period ended March 31, 2012.

•
Prepaid expenses and other current assets decreased, providing $1.1 million of cash during the six month period ended March 31, 2012 primarily due to a decrease in income taxes receivable and prepaid insurance. Prepaid expenses and other assets required $1.6 million of cash during the six month period ended March 31, 2011 primarily due to cash collateralization of the revolving line of credit, which was paid in conjunction with the Refinancing, partially offset by a lower level of prepaid insurance.

•
Changes in accounts payable and accrued expenses used cash of $2.3 million and provided cash of $0.7 million during the six month periods ended March 31, 2012 and 2011, respectively, primarily due to timing of payments to vendors at March 31.

•
Accrued interest and bank fees used cash of $1.8 million during six month period ended March 31, 2011 as a result of the Refinancing. The Notes require payment of interest semiannually on April 1 and October 1 and, at March 31, 2012 and 2011, there was six months of interest accrued under the Notes.

Net cash used in investing activities was $5.6 million and $4.1 million during the six month periods ended March 31, 2012 and 2011, respectively, resulting from specific cash purchases of property, plant and equipment.
Net cash provided by financing activities was $3.8 million and $9.2 million during the six month periods ended March 31, 2012 and 2011, respectively. The cash generated during the six month period ended March 31, 2012 primarily represented borrowings under our ABL Facility to fund operating and investing activities. The cash generated during the six month period ended March 31, 2011 was a result of the Refinancing.
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

Critical Accounting Policies
Management has evaluated the accounting policies used in the preparation of the Company’s condensed financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed on December 19, 2011, in the Critical Accounting Policies and Estimates section of Management’s

Discussion and Analysis and in "Note 1 Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.” There were no significant changes to the Company’s critical accounting policies during the three and six month periods ended March 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in connection with changes in foreign exchange rates and interest rates, primarily in connection with interest on the outstanding balance under our ABL Facility.

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to our Canadian operations, intercompany product shipments and intercompany loans. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. dollars. Primary exposures include the U.S. dollar versus functional currencies of our major markets, which include the Canadian dollar. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to protect anticipated exposures. We do not consider the potential loss arising from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of March 31, 2012, to be material.

Interest Rate Risk

We are exposed to interest rate volatility with regard to the current existing issuances of variable rate debt under our ABL Facility. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary. At March 31, 2012, approximately 2.9%, or $4.5 million of our debt was floating rate debt and the weighted average interest rate for all debt was 11.2%. If the relevant interest rates for all of the Company's floating rate debt was 100 basis points higher than actual in the three-month period ended March 31, 2012, the Company's interest expense would have increased by less than $0.1 million.

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

Changes in Controls and Procedures
In addition, the Company's management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the Chief Executive Officer and the Chief Financial Officer, of changes in the Company's internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the list of exhibits in the Exhibit Index to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRETIUM PACKAGING, L.L.C.

Date:	May 14, 2012	By:	/s/ George A. Abd
George A. Abd
President and Chief Executive Officer

Date:	May 14, 2012	By:	/s/ Robert A. Robison
Robert A. Robison
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1 *	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Pretium Packaging, L.L.C. and Pretium Finance, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2012 and September 30, 2011, (ii) the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2012 and March 31, 2011, and for the six months ended March 31, 2012 and March 31, 2011, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and March 31, 2011, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.