Form 10-Q
period 2012-06-30
PRETIUM PACKAGING L L C
filed 2012-08-14
CIK 1064090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

For the quarterly period ended June 30, 2012
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

As of August 14, 2012:

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

i

Unless otherwise noted, references to the terms “the Company”, “Pretium”, “we,” “us” and “our” refer to Pretium Packaging, L.L.C. and its consolidated subsidiaries. “Pretium Finance” refers to Pretium Finance, Inc. “PVC” refers to PVC Container Corporation. “Robb” refers to Robb Container Corporation. “Pretium Intermediate” refers to Pretium Intermediate Holding, LLC. “Pretium Holding” and “our parent” refer to Pretium Holding, LLC, an entity controlled by Castle Harlan and its affiliates. “Castle Harlan” refers to Castle Harlan, Inc. The “PVC Acquisition” refers to Pretium's acquisition of PVC on February 16, 2010. The “Acquisition” refers collectively to Pretium Holding's acquisition of Pretium, the PVC Acquisition and the restructuring of Pretium's equity and debt on February 16, 2010. The “Refinancing” means, collectively, (1) the issuance on March 31, 2011 of senior secured notes with a maximum aggregate principal amount of $150.0 million (the “Notes”) and the application of the net proceeds therefrom and (2) the closing of our new asset backed revolving credit facility (the “ABL Facility”) and the initial borrowings thereunder.

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
These risks, uncertainties and other factors include, but are not limited to:

•	our substantial indebtedness and ability to incur more debt;

•	our liquidity and capital resources;

•	macroeconomic conditions in the United States, Canada and elsewhere;

•	competitive pressures and trends in the plastic packaging industry;

•	changes in the prevailing prices and availability of resin and other raw materials and our ability to pass on increases in raw material prices on a timely basis;

•	changes in the demand for, supply of or prices of our products;

•	changes in U.S. dollar and Canadian dollar exchange rates;

•	our ability to successfully implement our business strategy;

•	increases in the cost of compliance with laws and regulations;

•	catastrophic loss or shutdown of one of our manufacturing facilities;

•	our ability to attract and retain qualified management personnel; and

•	increased labor costs or prolonged work stoppages at any of our facilities with unionized labor.
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

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 30, 2012	September 30, 2011
Assets
Current assets:
Cash	$912	$1,156
Accounts receivable, net of allowances of $835 and $754	24,078	25,543
Inventories	23,045	24,017
Prepaid expenses and other assets	2,876	4,047
Deferred tax assets	631	642
Total current assets	51,542	55,405
Property, plant and equipment, net	73,404	77,172
Other assets:
Goodwill	40,447	40,354
Other intangibles, net	35,098	35,874
Deferred financing fees, net	7,226	8,688
Other non current assets	378	442
Total other assets	83,149	85,358
Total assets	$208,095	$217,935
Liabilities and Members' Equity
Current liabilities:
Current maturities of long-term debt	$178	$169
Accounts payable	17,727	21,570
Accrued expenses	5,907	5,727
Accrued interest and bank fees	4,380	8,711
Total current liabilities	28,192	36,177
Long-term liabilities:
Long-term debt, less current maturities	156,670	150,688
Deferred tax liabilities	9,883	8,691
Other long-term liabilities	708	806
Total long-term liabilities	167,261	160,185

Members' equity:
Members' equity	12,035	21,636
Accumulated other comprehensive income (loss)	607	(63)
Total members' equity	12,642	21,573
Total liabilities and members' equity	$208,095	$217,935

See accompanying notes to condensed consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net sales	$60,686	$62,968	$174,783	$178,432
Cost of sales	52,288	54,731	150,865	153,150
Gross profit	8,398	8,237	23,918	25,282

Operating expenses:
Selling, general and administrative expenses	4,661	4,591	13,794	13,685
Restructuring expenses	—	486	—	2,328
Transaction-related fees and expenses	107	847	307	1,237
Loss (gain) on foreign currency exchange	80	(125)	71	(341)
Depreciation	112	104	332	278
Amortization of intangibles	324	326	972	978
Total operating expenses	5,284	6,229	15,476	18,165
Income from operations	3,114	2,008	8,442	7,117
Other expenses:
Interest	4,919	4,948	14,764	11,455
Loss on extinguishment of debt	—	—	—	5,470
Total other expenses	4,919	4,948	14,764	16,925
Loss before income tax provision	(1,805)	(2,940)	(6,322)	(9,808)
Income tax provision	1,039	963	2,490	1,892
Net loss	$(2,844)	$(3,903)	$(8,812)	$(11,700)

See accompanying notes to condensed consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	June 30,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(8,812)	$(11,700)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	10,902	9,587
Amortization of intangibles	972	978
Amortization of deferred financing fees	1,478	840
Noncash interest expense	—	668
Noncash charges on extinguishment of debt	—	3,634
Deferred taxes	392	499
Changes in assets and liabilities:
Accounts receivable	1,566	1,464
Inventories	1,197	(6,846)
Prepaid expenses and other assets	1,245	1,438
Accounts payable and accrued expenses	(3,807)	(345)
Accrued interest and bank fees	(4,331)	2,561
Other	(52)	(50)
Net cash provided by operating activities	750	2,728
Cash Flows From Investing Activities
Purchase of property, plant and equipment	(6,989)	(6,930)
Net cash used in investing activities	(6,989)	(6,930)
Cash Flows From Financing Activities
Members' investment	—	950
Members' distribution	—	(30,900)
Repayments to revolving line of credit	(50,637)	(41,458)
Proceeds from revolving line of credit	56,753	32,725
Proceeds from issuance of debt obligations	—	150,000
Repayments of other debt obligations	(125)	(95,878)
Payment of bank and other related loan fees	(16)	(9,567)
Net cash provided by financing activities	5,975	5,872
Net (decrease) increase in cash	(264)	1,670
Effect of foreign currency translation adjustment	20	42
Cash - beginning of period	1,156	1,278
Cash - end of period	$912	$2,990
Supplemental Disclosure of Cash Flow Information
Interest paid	$17,584	$6,711
Income taxes paid	$1,273	$1,094
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
On February 16, 2010, all of the Company's operations were acquired by Pretium Intermediate Holding, LLC (the “Acquisition”), a newly formed Delaware limited liability company for the purpose of the Acquisition. This transaction was accounted for as a business combination, which required an allocation of the total consideration to the identifiable assets and liabilities measured at fair value at the acquisition date. The Company is now a wholly owned subsidiary of Pretium Intermediate Holding, LLC (“Pretium Intermediate”), which is a wholly owned subsidiary of Pretium Holding, LLC (“Pretium Holding”).
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
In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the performance of the quantitative impairment test, as currently prescribed by ASC Topic 350-30, is required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance will not have a significant impact on the Company's consolidated financial position or results of operations.

Note 2.	Inventories

Inventories, stated at lower of cost or market, consisted of the following at June 30, 2012 and September 30, 2011:

	June 30, 2012	September 30, 2011
Finished goods	$13,468	$12,849
Raw materials	9,577	11,168
Inventories	$23,045	$24,017

Note 3.	Property, Plant, and Equipment, Net

Property, plant, and equipment at June 30, 2012 and September 30, 2011 consisted of the following:

	June 30, 2012	September 30, 2011
Land	$2,120	$2,120
Buildings and improvements	24,546	23,549
Machinery and equipment	52,102	48,805
Molds	23,822	21,635
Capital improvements in progress	2,519	1,790
Property, plant and equipment, gross	105,109	97,899
Accumulated depreciation	(31,705)	(20,727)
Property, plant and equipment, net	$73,404	$77,172

Depreciation expense for the three month periods ended June 30, 2012 and 2011 was $3.7 million and $3.3 million, respectively. Depreciation expense for the nine month periods ended June 30, 2012 and 2011 was $10.9 million and $9.6 million, respectively.

Note 4.	Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the nine month period ended June 30, 2012 and the year ended September 30, 2011 are presented in the table below:

	June 30, 2012	September 30, 2011
Beginning balance	$40,354	$40,413
Currency translation adjustment	93	(59)
Ending balance	$40,447	$40,354

Other Intangible Assets

The following table presents the gross carrying amount and accumulated amortization of other intangible assets at June 30, 2012:

	Gross carrying amount	Weighted average amortization period	Accumulated Amortization	Currency Translation Adjustment	Net Book Value
Customer relationships	$25,800	20 years	(3,084)	112	$22,828
Trademarks	12,280	Indefinite	(80)	70	12,270
Total	$38,080		(3,164)	182	$35,098

The following table presents the gross carrying amount and accumulated amortization of other intangible assets at September 30, 2011:

	Gross carrying amount	Weighted average amortization period	Accumulated Amortization	Currency Translation Adjustment	Net Book Value
Customer relationships	$25,800	20 years	$(2,112)	$(1)	$23,687
Trademarks	12,280	Indefinite	(80)	(13)	12,187
Total	$38,080		$(2,192)	$(14)	$35,874

Customer relationships are amortized over 20 years. The accumulated amortization related to the Trademarks is related to the subsequent amortization of the PVC trademarks. The Pretium trademark is not amortized and has an indefinite useful life.

Amortization expense for each of the three and nine month periods ended June 30, 2012 and 2011 was $0.3 million and $1.0 million, respectively.

Note 5.	Long-term Debt

At June 30, 2012 and September 30, 2011, long-term debt obligations consisted of the following:

	June 30,	September 30,
	2012	2011
Long-term debt:
Revolving line of credit	$6,620	$504
11.5% senior secured notes	150,000	150,000
Total Senior Debt	156,620	150,504
Other	228	353
Total long-term debt, including current maturities	156,848	150,857
Current maturities of long-term debt	178	169
Total long-term debt, less current maturities	$156,670	$150,688

Under the terms of the Company’s debt agreements, at June 30, 2012, the scheduled interest rates and maturity dates were as follows:

	Interest rates	Scheduled maturity dates
Revolving line of credit	Prime plus 0.5% *	September 30, 2015
11.5% senior secured notes	11.5%	April 1, 2016

*
The revolving line of credit also has interest rate options based on LIBOR plus a margin of 1.5%. At June 30, 2012, the applicable rate under the prime and LIBOR options was 3.75% and 1.74%, respectively.

Note 6.	Pretium Capital Structure
During the nine month period ended June 30, 2012, the Company made a capital contribution of property, plant, and equipment to Robb. Robb subsequently contributed this property to PVC. As part of this transaction, PVC established a deferred tax liability of $0.8 million to reflect the difference between the tax basis and the book basis of the contributed property, which also decreased Members' equity by this amount.
At June 30, 2012, the Company’s capital structure consisted of 1 share of its Class A Member units, held by Pretium Intermediate. Pretium Intermediate is 100% owned by Pretium Holding as of June 30, 2012. The membership units of Pretium Holding are designated Class A units, Class B-1 units, Class B-2 units and Class B-3 units. The Class A and B-2 units contain certain distribution and liquidation preferences, the Class B-1 units contain voting rights and the Class B-3 units are non-voting units intended for employees and directors.

Note 7.	Income Taxes

The Company is a pass-through tax entity except for certain states in which it conducts business. No provision for income taxes has been made in these condensed consolidated financial statements other than for certain subsidiaries which are Subchapter C Corporations.

The effective tax rate differs from the statutory tax rate for the Company primarily due to the Company’s pass-through entity treatment for tax purposes. Losses before income tax at the partnership level exceeded the income before income tax at the subsidiary level and the Company recorded an income tax provision for each of the three and nine month periods ended June 30, 2012 and 2011.

The Company evaluates the net realizable value of its deferred tax assets each reporting period. The Company must consider all objective evidence, both positive and negative, in evaluating the future realization of its deferred tax assets, including tax loss carry forwards. Historical information is supplemented by all currently available information about future tax years. Realization requires sufficient taxable income to use deferred tax assets. The Company records a valuation allowance for each deferred tax asset for which realization is assessed as not more likely than not. In particular, the Company’s assessment that deferred tax assets will be realized considered the estimate of future  taxable income generated from various sources, including the expected recovery of operations from the Canadian subsidiary, and increased profitability due to prior cost reductions, plant restructuring, and revenue growth. If the current estimates of future taxable income are not realized, or future estimates of taxable income are reduced, then the assessment regarding the realization of deferred tax assets could change and have a material impact on the statement of operations. As of June 30, 2012, the Company’s valuation allowance of $3.2 million increased $0.3 million from September 30, 2011.

At June 30, 2012 and September 30, 2011, the total balance of unrecognized tax benefits was $0.1 million.

Note 8.	Contingencies
The Company is involved in various claims and legal proceedings and administrative actions arising in the ordinary course of business. In the opinion of management, the ultimate conclusion of these matters will not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Note 9.	Restructuring Initiatives

During fiscal 2010, the Company implemented several initiatives to restructure and realign certain manufacturing and administrative resources subsequent to the PVC Acquisition. These plans included the elimination of certain redundant administrative positions at the former PVC corporate headquarters in Eatontown, New Jersey, which was completed in September 2010. They also included the closure and relocation of all manufacturing operations at the Nashua, New Hampshire facility into the Philmont, New York location, which was completed in June 2010. In addition, two Hazleton, Pennsylvania operations were combined with one location retained as a shipping warehouse. The Hazleton consolidation was completed in August 2010. In August 2010 the Company closed the Muscatine, Iowa facility and transferred its operations to Seymour, Indiana and Manchester, Pennsylvania. The Muscatine transition was completed in March 2011. The total costs incurred during the three and nine month periods ended June 30, 2011 was $0.5 million and $2.3 million, respectively. These costs were comprised of severance payments, facility consolidation costs, and other exit costs. There were no such costs incurred during the three and nine month periods ended June 30, 2012.

Note 10.	Fair Value Measurement
The Company's financial instruments consist primarily of cash equivalents, trade receivables, trade payables and debt instruments. The book value of these instruments is a reasonable estimate of their respective fair values.
The Company does not have any financial assets or liabilities measured at fair value on a recurring basis as of June 30, 2012.
Non-financial assets and liabilities, such as goodwill and long-lived assets, are tested for impairment on the occurrence of a triggering event or in the case of goodwill and other indefinite-lived intangible assets, on at least an annual basis.
The Company does not have any other financial instruments within the scope of the fair value disclosure requirements as of June 30, 2012.

Note 11.	Related Party Transactions
On February 17, 2010, the former majority owner of the Company, who now serves on the Company's Board of Directors, entered into a seven year consulting agreement (including a non-competition clause). The Company's cost for these services was $0.3 million and $0.8 million for each of the three and nine month periods ended June 30, 2012 and 2011.
The Company has entered into a management agreement to retain Castle Harlan, Inc. to provide business and organizational strategy, financial and investment management, advisory, and merchant and investment banking services to the Company. In exchange for these services, the Company pays management fees of $2.3 million, annually. The Company recorded total expense related to this agreement of $0.6 million and $1.7 million for each of the three and nine month periods ended June 30, 2012 and 2011.
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
The following table provides the geographic distributions of the Company's net sales for the three month periods ended June 30, 2012 and 2011:

Net Sales	U.S.	Canada	Total
Quarter ended June 30, 2012	$50,665	$10,021	$60,686
Quarter ended June 30, 2011	$52,536	$10,432	$62,968
The following table provides the geographic distributions of the Company's net sales for the nine month periods ended June 30, 2012 and 2011:

Net Sales	U.S.	Canada	Total
Nine months ended June 30, 2012	$144,757	$30,026	$174,783
Nine months ended June 30, 2011	$148,849	$29,583	$178,432

The following table provides the geographic distributions of the Company's long-lived assets as of June 30, 2012 and September 30, 2011:

Total Long-lived Assets	U.S.	Canada	Total
June 30, 2012	$131,492	$17,457	$148,949
September 30, 2011	$135,415	$17,985	$153,400

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Based on certain resin industry indices, the following table summarizes average market prices per pound of PET and HDPE resins in the United States during the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
PET	$0.89	$0.97	$0.92	$0.89
HDPE	$0.70	$0.77	$0.70	$0.70
Source: ChemData

Our raw material costs and product unit sales prices fluctuate with changes in the prices of the resins utilized in production. When resin prices increase, our raw materials costs increase, and when resin prices decrease, our raw materials costs decline. We pass through 100% of the changes in resin costs by means of corresponding changes in product pricing, in accordance with our customer contracts and agreements with these customers and industry practice. These pass through mechanisms are typically subject to a one to four month timing delay.

As a result of this timing delay, there can be a lag between changes in market prices and when that price change is passed through to customers. For example, in periods of rising resin prices, increases in unit sales pricing lag the increases in raw material costs. Therefore the analysis of trends in our net sales and raw material costs must take this effect into consideration. We believe that material margin, which ultimately is reflected in gross profit, is a key measure of profitability, as it is reflective of our ability to pass-through resin costs. In addition, our net sales will fluctuate as we pass along increased resin costs to customers with often limited effects to gross profit.
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

Results of Operations
Performance during the Quarter Ended June 30, 2012 (“Q3 FY12”) Compared with the Quarter Ended June 30, 2011 (“Q3 FY11”)

Net Sales
Net sales were $60.7 million during Q3 FY12, which represents a decrease of $2.3 million, or 4%, as compared to $63.0 million during Q3 FY11. The decrease in net sales was attributable to a shift in product mix to lighter weight products combined with lower resin prices which resulted in lower transaction prices compared to Q3 FY11. Total units sold increased approximately 1%, consisting of a 6% increase in sales of preforms and a 1% increase in bottle sales compared to Q3 FY11. The increase in unit volumes was more than offset by the impact of the shift in product mix and lower resin prices compared to Q3 FY11.
Gross Profit
Gross profit during Q3 FY12 was $8.4 million, which represents an increase of $0.2 million compared to $8.2 million during Q3 FY11. Gross profit was positively impacted by lower conversion costs which was primarily driven by integration related manufacturing variances of $0.5 million in Q3 FY11 being eliminated in Q3 FY12. These lower costs more than offset an increase in depreciation of $0.4 million compared to Q3 FY11. Gross profit as a percentage of net sales during Q3 FY12 was 13.8% compared to 13.1% during Q3 FY11.

Operating Expenses
SG&A Expenses
SG&A expenses for Q3 FY12 were $4.7 million, compared to expenses of $4.6 million in Q3 FY11.
Other Operating Expenses
Other operating expenses during Q3 FY12 were $0.6 million, which represents a decrease of $1.0 million compared to Q3 FY11. The improvement in other operating expenses is due to a $0.7 million decrease in transaction related fees and expenses associated with our exploration of acquisition opportunities and a $0.5 million decrease in restructuring expenses compared to Q3 FY11. Unfavorable changes in foreign currency exchange rates resulted in a $0.1 million loss during Q3 FY12 compared to a $0.1 million gain during Q3 FY11. The impact of unfavorable changes in foreign currency exchange rates partially offset the decreases in transaction related fees and expenses and restructuring expenses.
Interest Expense
Interest expense during Q3 FY12 was $4.9 million, which was unchanged compared to Q3 FY11.
Income Tax Provision
As a limited liability company, we are a pass-through tax entity. No provision, except for certain states in which we conduct business, as well as certain of our subsidiaries, is made in the financial statements for income taxes. Our subsidiaries, Robb and PVC, are subject to corporate income taxes under Subchapter C of the Internal Revenue Code. We recognized an income tax provision of $1.0 million during Q3 FY12 and Q3 FY11 for for Robb and PVC based on their pre-tax income or loss.

Performance during the Nine Months Ended June 30, 2012 Compared with the Nine Months Ended June 30, 2011

Net Sales
Net sales were $174.8 million during the nine month period ended June 30, 2012, which represents a decrease of $3.6 million, or 2%, as compared to $178.4 million during the nine month period ended June 30, 2011. The decrease was attributable to a shift in product mix to lighter weight bottles with lower transaction prices, which more than offset a 2% increase in total units sold, compared to the nine month period ended June 30, 2011.
Gross Profit
Gross profit during the nine month period ended June 30, 2012 was $23.9 million, which represents a decrease of $1.4 million, or 5% as compared to $25.3 million during the same nine month period in 2011. The decrease in gross profit was primarily driven by an increase in depreciation expense during the nine month period ended June 30, 2012 of $1.3 million compared to the same nine month period in 2011. Gross profit was positively impacted by lower conversion costs during the nine month period ended June 30, 2012 which was primarily driven by the elimination of integration related manufacturing variances of $2.4 million compared to the same nine month period in 2011. These lower conversion costs more than offset the impact of the decline in net sales compared to the nine month period ended June 30, 2011. Gross margin as a percentage of net sales, while higher than prior year in Q3 FY12 as discussed above, was lower during the nine month period ended June 30, 2012 at 13.7% compared to 14.2% during the same nine month period in 2011. Most of the decline in gross margin as a percentage of net sales during the nine month period ended June 30, 2012 occurred during the three month period ended December 31, 2011 as margins began this fiscal year at a lower level due to raw material cost increases during the last two months of the prior fiscal year.

Operating Expenses
SG&A Expenses
SG&A expenses during the nine month period ended June 30, 2012 were $13.8 million compared to expenses of $13.7 million in nine month period ended June 30, 2011.

Other Operating Expenses
Other operating expenses during the nine month period ended June 30, 2012 were $1.7 million, which represents a decrease of $2.8 million compared to the nine month period ended June 30, 2011. The improvement in other operating expenses was primarily due to $2.3 million of restructuring expenses during the nine month period ended June 30, 2011 related to our integration plan subsequent to the Acquisition. There were no restructuring expenses during the nine month period ended June 30, 2012. The nine month period ended June 30, 2012 includes $0.2 million of fees associated with the registration of the 11.5% Senior Secured Notes with the SEC and $0.1 million of fees and expenses associated with our exploration of acquisition opportunities. The nine month period ended June 30, 2011 included $1.2 million of fees and expenses associated with exploration of acquisition opportunities. Unfavorable changes in foreign currency exchange rates resulted in a $0.1 million loss during nine month period ended June 30, 2012 compared to a $0.3 million gain during the nine month period ended June 30, 2011.
Interest Expense
Interest expense for the nine month period ended June 30, 2012 was $14.8 million, which represents an increase of $3.3 million as compared to the nine month period ended June 30, 2011. Interest expense, excluding amortization of deferred financing fees, increased $2.7 million due to the increased level of indebtedness compared to the nine month period ended June 30, 2011 as a result of the Refinancing. Amortization of deferred financing fees included in interest increased $0.6 million due to the capitalization of $9.3 million of deferred financing fees on March 31, 2011 as a result of the Refinancing.
Income Tax Provision
As a limited liability company, we are a pass-through tax entity. No provision, except for certain states in which we conduct business, as well as certain of our subsidiaries, is made in the financial statements for income taxes. Our subsidiaries, Robb and PVC, are subject to corporate income taxes under Subchapter C of the Internal Revenue Code. For the nine month period ended June 30, 2012, we recognized an income tax provision of $2.5 million compared to a provision of $1.9 million for the nine month period ended June 30, 2011 for Robb and PVC based on their pre-tax income or loss.

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

The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three and nine month periods ended June 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Loss to Adjusted EBITDA Reconciliation:
Net loss	$(2,844)	$(3,903)	$(8,812)	$(11,700)
Interest expense, net	4,919	4,948	14,764	11,455
Tax expense	1,039	963	2,490	1,892
Depreciation and amortization expense	4,062	3,598	11,874	10,565
EBITDA	7,176	5,606	20,316	12,212
Management fees (a)	562	562	1,688	1,690
Consulting fees (b)	250	250	800	795
Restructuring expenses (c)	—	486	—	2,328
Loss on extinguishment of debt (d)	—	—	—	5,470
Transaction related fees and expenses (e)	107	847	307	1,237
Integration-related manufacturing variances (f)	—	465	—	2,356
Adjusted EBITDA	$8,095	$8,216	$23,111	$26,088

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

(e)	Represents professional fees associated with the registration of our notes with the SEC and the exploration of acquisition opportunities.
(f)
As a result of the Acquisition and related operational integration plans, we consolidated the Nashua, New Hampshire operation into the Philmont, New York plant and we consolidated PVC's Hazelton, Pennsylvania operation into our Hazelton, Pennsylvania plant. Beginning in July 2010, we experienced certain material and labor variances from our standard operating costs reflected in our historical results. We consider these material and labor variances to be noteworthy as we incurred incremental costs to manufacture our products. Variances in the amount of $0.5 million and $2.4 million were incurred during the three and nine month periods ended June 30, 2011, respectively. These material and labor variances associated with the integration plans ceased in the period ended June 30, 2011.

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
Concurrently with the completion of the offering of the Notes, we entered into the ABL Facility, which was subsequently amended on April 20, 2011 to provide additional borrowing capacity thereunder, among other things. The ABL Facility provides senior secured financing of up to $30.0 million, subject to borrowing base and certain other restrictions on availability. As of June 30, 2012, there was $6.6 million outstanding under our ABL Facility. Borrowings under the ABL Facility bear interest at variable rates and mature on September 30, 2015. At June 30, 2012, letters of credit issued and outstanding were $1.6 million and borrowing availability was $21.8 million.
We believe that cash flows from operations and borrowings from the ABL Facility will be sufficient to meet our existing liquidity needs for the next 12 months. We were in compliance with all of the covenants contained in our Notes and ABL Facility as of June 30, 2012.
Cash Flows
Nine Months Ended June 30, 2012 Compared with the Nine Months Ended June 30, 2011
As of June 30, 2012, we had cash and cash equivalents of $0.9 million. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of these investments approximates fair value.
Cash provided by operating activities was $0.8 million during the nine month period ended June 30, 2012, compared to $2.7 million of cash provided by operating activities during the nine month period ended June 30, 2011. The decrease in cash provided by operating activities was primarily due to the payment of accrued interest under the Notes. The change in operating assets and liabilities used $4.2 million of cash during the nine month period ended June 30, 2012 and $1.8 million during the nine month period ended June 30, 2011. The changes in operating assets and liabilities included:

•
Cash provided by accounts receivable of $1.6 million and $1.5 million during the nine month period ended June 30, 2012 and June 30, 2011, respectively, reflected timing of shipments within both periods and an improvement in days sales outstanding attributable to improvements in collection efforts during those periods.

•
Cash provided by inventories was $1.2 million during the nine month period ended June 30, 2012 due to improvements in inventory management and decreasing resin costs. Inventories required $6.8 million of cash during the nine month period ended June 30, 2011 primarily due to significant increases in resin costs during the period, particularly PET.

•
Prepaid expenses and other current assets decreased, providing $1.2 million and $1.4 million of cash during the nine month period ended June 30, 2012 and June 30, 2011, respectively. The cash generated during both periods was primarily due to a decrease in prepaid insurance.

•
Changes in accounts payable and accrued expenses used cash of $3.8 million and $0.3 million during the nine month periods ended June 30, 2012 and 2011, respectively, primarily due to timing of payments to vendors at June 30.

•
Accrued interest and bank fees used cash of $4.3 million during nine month period ended June 30, 2012 and generated cash of $2.6 million during nine month period ended June 30, 2011. The Notes require payment of interest semiannually on April 1 and October 1 and, at June 30, 2012 and 2011 there was three months of interest accrued under the Notes. The generation of cash during the prior period is due to the increased level of indebtedness and accrued interest as a result of the Refinancing.

Net cash used in investing activities was $7.0 million and $6.9 million during the nine month periods ended June 30, 2012 and 2011, respectively, resulting from specific cash purchases of property, plant and equipment.
Net cash provided by financing activities was $6.0 million and $5.9 million during the nine month periods ended June 30, 2012 and 2011, respectively. The cash generated during both periods primarily represented borrowings under our ABL Facility to fund operating and investing activities.

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

Critical Accounting Policies
Management has evaluated the accounting policies used in the preparation of the Company’s condensed financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed on December 19, 2011, in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis and in "Note 1 Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.” There were no significant changes to the Company’s critical accounting policies during the three and nine month periods ended June 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in connection with changes in foreign exchange rates and interest rates, primarily in connection with interest on the outstanding balance under our ABL Facility.

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to our Canadian operations, intercompany product shipments and intercompany loans. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. dollars. Primary exposures include the U.S. dollar versus functional currencies of our major markets, which include the Canadian dollar. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to protect anticipated exposures. We do not consider the potential loss arising from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of June 30, 2012, to be material.

Interest Rate Risk

We are exposed to interest rate volatility with regard to the current existing issuances of variable rate debt under our ABL Facility. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary. At June 30, 2012, approximately 4.2%, or $6.6 million of our debt was floating rate debt and the weighted average interest rate for all debt was 11.1%. If the relevant interest rates for all of the Company's floating rate debt was 100 basis points higher than actual during each of the three and nine month periods ended June 30, 2012, the Company's interest expense would have increased by less than $0.1 million.

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
Changes in Controls and Procedures
In addition, the Company's management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the Chief Executive Officer and the Chief Financial Officer, of changes in the Company's internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PRETIUM PACKAGING, L.L.C.

Date:	August 14, 2012	By:	/s/ George A. Abd
George A. Abd
President and Chief Executive Officer

Date:	August 14, 2012	By:	/s/ Robert A. Robison
Robert A. Robison
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1 *	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Pretium Packaging, L.L.C. and Pretium Finance, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2012 and September 30, 2011, (ii) the Unaudited Condensed Consolidated Statement of Operations for the three and nine month periods ended June 30, 2012 and June 30, 2011, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and June 30, 2011, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements

*	Filed herewith.