Form 10-K
period 2012-09-30
PRETIUM PACKAGING L L C
filed 2012-12-03
CIK 1064090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

For the fiscal year ended September 30, 2012
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

Pretium Packaging, L.L.C	Yes ☒	No ☐
Pretium Finance, Inc.	Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Pretium Packaging, L.L.C	☒
Pretium Finance, Inc.	☒

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

As of March 31, 2012 the aggregate market value of Pretium Packaging L.L.C. and Pretium Finance, Inc. equity held by non-affiliates were each $0.

As of November 30, 2012:

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

_____________________________________
DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and
(3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

1

i

Unless otherwise noted, references to the terms “the Company”, “Pretium”, “we,” “us” and “our” refer to Pretium Packaging, L.L.C. and its consolidated subsidiaries. “Pretium Finance” refers to Pretium Finance, Inc. “PVC” refers to PVC Container Corporation. “Robb” refers to Robb Container Corporation. “Pretium Intermediate” refers to Pretium Intermediate Holding, LLC. “Pretium Holding” and “our parent” refer to Pretium Holding, LLC, an entity controlled by Castle Harlan and its affiliates. “Castle Harlan” refers to Castle Harlan, Inc. The “PVC Acquisition” refers to Pretium's acquisition of PVC on February 16, 2010. The “Acquisition” refers collectively to Pretium Holding's acquisition of Pretium, the PVC Acquisition and the restructuring of Pretium's equity and debt on February 16, 2010. The “Refinancing” means, collectively, (1) the issuance on March 31, 2011 of senior secured notes in an aggregate principal amount of $150.0 million (the “Notes”) and the application of the net proceeds therefrom and (2) the closing of our new asset backed revolving credit facility (the “ABL Facility”) and the initial borrowings thereunder. Our financial reporting is based on the twelve months ended on September 30 (i.e. "FY 2012" refers to the fiscal year ended September 30, 2012).

FORWARD LOOKING STATEMENTS
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
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this annual report under Item 1 “Business”, Item 1A “Risk Factors” and Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our substantial indebtedness and ability to incur more debt;

•	our liquidity and capital resources;

•	macroeconomic conditions in the United States, Canada and elsewhere;

•	competitive pressures and trends in the plastic packaging industry;

•	changes in the prevailing prices and availability of resin and other raw materials and our ability to pass on increases in raw material prices on a timely basis;

•	changes in the demand for, supply of or prices of our products;

•	changes in U.S. dollar and Canadian dollar exchange rates;

•	our ability to successfully implement our business strategy;

•	increases in the cost of compliance with laws and regulations;

•	catastrophic loss or shutdown of one of our manufacturing facilities;

•	our ability to attract and retain qualified management personnel;

•	increased labor costs or prolonged work stoppages at any of our facilities with unionized labor; and

•	the other factors discussed in this annual report under the heading Item 1A "Risk Factors."

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this annual report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments, except as required by law.

ii

PART I

Item 1.	Description of Business.
General
Founded in 1992 and based in Chesterfield, Missouri, we are one of the nation’s largest manufacturers of customized, high performance rigid plastic bottles and containers primarily made from polyethylene terephthalate (“PET”) and high density polyethylene (“HDPE”) resins. We market our products largely into the food, personal care, household products, healthcare and pharmaceutical end markets. We sell our products to a diversified customer base, ranging from Fortune 500 companies to smaller privately-owned businesses with a focus on customers with small-to-medium annual volume requirements. We currently operate 11 manufacturing facilities, nine in the United States and two in Canada, generating approximately 83% of net sales domestically and 17% from Canada in FY 2012.
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
Products
We design, manufacture and sell a broad range of customized, high performance bottles and containers, representing over 1.2 billion units across over 2,750 different SKUs in FY 2012. The majority of our products are manufactured for a specific customer on an exclusive basis. We use proprietary stock and custom molds and we own a majority of our tooling and molds. To supplement our core blow molding operations and to provide greater value to our customers, we offer an array of services and flexible manufacturing options designed to provide packaging solutions that we believe differentiate our customers’ products from their competition. In addition to manufacturing plastic bottles and containers, we offer our customers design and engineering services, decoration technologies (including in-mold labeling, pad printing, heat transfer and silk screen), product conceptualization (including CAD drawings, three dimensional designs, models and prototypes) and custom packaging configurations. This wide breadth of capabilities allows us to fulfill the needs of customers with small-to-medium annual volume requirements for differentiated products or supply services.
We focus on PET and HDPE products, but have capabilities in all major resin types. During FY 2012 we utilized over 108 million pounds of resin to manufacture our products with 60% of that resin volume comprised of PET, 33% comprised of HDPE and the remaining 7% comprised of a variety of other resin types. We use all major blow molding technologies in the manufacturing of plastic bottles and containers, including one and two-step stretch blow molding ("SBM"), extrusion blow-molding ("EBM"), and injection blow molding ("IBM"). We also utilize injection molding ("IM"), primarily for the manufacture of preforms, which are then used to manufacture bottles in the two-step SBM process.
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

We also operate injection molding assets primarily for the purpose of producing PET preforms for use in our two-step SBM process. Preforms are an injection molded part which appear very similar to a test tube, in various sizes. These preforms are used as the raw material in the second step of the two-step process and are subsequently blown into bottles on other production lines. We manufacture preforms at two sites and ship those preforms to other facilities (because of their compact size, preforms can be shipped much more cost effectively than bottles) closer to our customers, for final production into bottles. Our extensive library of over 100 preform types allows us to provide our customers with a wide range of options for new bottle design and enables a speedy time to market leveraging this established asset base.
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
Customers and End Markets
We have a diverse customer base. Customers include large multi-national companies, private label programs, and a variety of smaller privately-owned companies across our end market coverage. Our top ten customers represented approximately 38% of our FY 2012 net sales, with no single customer accounting for more than 5%.
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
Key purchasing factors for our customer base include historical relationships, customized product offering, quality and performance characteristics, manufacturing flexibility, customer service, quick response times and cost. We typically serve as the sole or majority supplier of certain SKUs to our customers. We maintain long term supply agreements for products representing a majority of our FY 2012 revenues. These supply agreements typically include a customer commitment to purchase all or substantially all of a certain bottle or SKU from us.
Our diverse product range enables us to serve a wide variety of end markets, with the four major end markets being food and beverage, personal care products, household and industrial products and pharmaceuticals. The food and beverage sector (including cooking products, dry foods, condiments and sauces, pickles and peppers, syrups and other food products) continues to be the largest plastic packaging end market, and accounted for 39% of our revenues in FY 2012. For FY 2012, our revenues from other key sectors were as follows: 25% for household and industrial products (including cleaners, detergents and automobile products), 12% for personal care (including hair products, skin-care and soaps), 12% for pharmaceutical (including medical device components, instruments and pill bottles), and 12% for other end market product applications.

Sales and Marketing
We reach our customers through a centralized sales, marketing and customer service team of 29 dedicated professionals and the limited use of distributors. Our sales, production and support staff meet with customers to understand their needs and improve our product offerings and services. Manufacturing and engineering personnel also work closely with sales personnel and customer service representatives to satisfy our customers’ needs through the production of high-quality, value-added products and on-time deliveries. Our scale enables us to dedicate certain sales and marketing efforts to particular products, customers or geographic regions, when applicable.
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
Manufacturing and Distribution
We manufacture rigid plastic packaging containers utilizing all major manufacturing processes and resin types. Our manufacturing processes include EBM, one and two-step SBM, IBM and IM. EBM is a widely used and versatile blow molding process. It is used for bottles of all sizes and places fewer limitations on bottle proportions and shapes. One and two-step SBM, which primarily uses PET resin, produces clear, glass-like containers that have strength, surface gloss and stiffness. The two-step process uses injection molded preforms to manufacture PET bottles. IBM primarily is used to manufacture smaller bottles and containers that require extremely accurate weight control, excellent neck-finishing detail and superior finish or texture. IM is used to manufacture closures and to mold preforms for the two-step PET manufacturing applications.
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
Our facilities are strategically located to address the needs of our customers across our core end markets. This distribution footprint is sometimes augmented by the use of third party warehousing. Our products are typically delivered by third party common carrier. In most cases our customers pay those carriers directly for the delivery of the product, but in some cases we will provide product on a delivered basis utilizing common carriers.
Our raw materials consist of various resins, colorants, and packaging materials. Resin is our largest raw material cost. We have historically purchased raw material from a large network of suppliers to ensure competitive pricing and access to product supply in all market conditions. Over the last few years we have increased efficiencies in resin purchasing by rationalizing our supplier base and focusing our efforts on a select number of large global resin manufacturers. We maintain strong relationships with key suppliers and expect that such relationships will continue in the foreseeable future. The resin market is a global market and we believe that we will be able to purchase adequate quantities of plastic resins at market prices.
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
Employees
As of September 30, 2012, we employed 984 employees in the United States and Canada. None of our domestic employees are unionized. Substantially all of our employees in Canada, representing approximately 16% of our total employees as of September 30, 2012, are represented by the National Union of Automobile, Aerospace, Transport and Other Workers of Canada, Union of Food and Commerce Workers, and Canadian Union Communication, Energy and Paperworkers. Our collective bargaining agreements with employees of our Pointe Claire, Quebec facility represented by the National Union of Automobile, Aerospace, Transport and Other Workers of Canada and Union Food and Commerce Workers expired in April 2009. Negotiations are ongoing to enter into new agreements. We believe our relations with employees are satisfactory.
Environmental Matters and Government Regulations
The production, distribution and sale of our products and our present ownership and operation of real property are subject to extensive and frequently changing federal, state, local and foreign environmental laws and regulations, including those pertaining to the discharge of materials into the environment, exposure to hazardous material, the handling and disposal of wastes and cleanup of contaminated soil and ground water, or otherwise relating to the protection of the environment. We believe that we are in material compliance with applicable environmental laws and regulations, and are not a party to any pending legal proceedings or claims for non-compliance with environmental laws and regulations.
In addition to environmental laws and regulations, we are subject to numerous other federal, state, local and foreign laws and regulations. A portion of our revenue comes from sales of plastic packaging sold into the food and healthcare end markets. Pursuant to the Federal Food, Drug and Cosmetic Act (“FDCA”), the U.S. Food and Drug Administration (“FDA”) regulates our products that are intended for drug packaging or food packaging purposes. Specifically, we are subject to FDA regulations that require that our drug and food packaging products are safe and suitable for their intended uses, including that they are manufactured in a manner that complies with the FDA’s applicable good manufacturing practices. The FDA requires that we ensure that each component part of our products and the final packaging product will not render the food or drug packaged inside our product to be adulterated or misbranded under the FDCA. Furthermore, some of our products are regulated by the Consumer Product Safety Commission (“CPSC”) pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act. We believe our drug and food packaging products comply with all applicable requirements.
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

Item 1A.	Risk Factors.
We have a substantial amount of indebtedness, which may adversely affect our cash flow, our ability to operate our business and our ability to satisfy our obligations under the Notes.
We have a significant amount of indebtedness. As of September 30, 2012, we had approximately $150.2 million of indebtedness outstanding, all of which is secured and, based on our borrowing base, we had approximately $28.4 million available for borrowings under the ABL Facility, subject to meeting customary borrowing conditions. Our substantial amount of indebtedness could have important consequences for us. For example, it could:

•	increase our vulnerability to adverse economic, industry or competitive developments;

•
result in an event of default if we fail to satisfy our obligations with respect to the Notes or other debt or fail to comply with the financial and other restrictive covenants contained in the ABL Facility and the indenture governing the Notes or agreements governing our other indebtedness, which event of default could result in all of our debt becoming immediately due and payable and could permit our lenders to foreclose on our assets securing such debt;

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

•
limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate, placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who therefore may be able to take advantage of opportunities that our leverage prevents us from exploiting; and

•
prevent us from raising the funds necessary to repurchase all Notes tendered to us upon the occurrence of certain changes of control, which failure to repurchase would constitute a default under the indenture governing the Notes.

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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including additional secured debt. Our ABL Facility provides for borrowings up to $30.0 million, and includes an uncommitted incremental facility that, if committed, would increase borrowing capacity, subject to borrowing base capacity. All of the borrowings under the ABL Facility are secured by liens that rank senior to the liens of the holders of the Notes on the collateral. Although the credit agreement governing the ABL Facility and the indenture governing the Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. Moreover, if we incur any additional indebtedness secured by liens that rank equally with those securing the Notes, the holders of such indebtedness will be entitled to share ratably with you in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us and we cannot assure you any collateral would be sufficient to cover all obligations. In addition, the indenture governing the Notes and the agreement governing the ABL Facility do not prevent us from incurring obligations that do not constitute indebtedness thereunder. If new debt is added to our and our subsidiaries’ existing debt levels, the risks associated with our substantial indebtedness described above, including our possible inability to secure our debt, will increase.
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
If our cash flows and capital resources are insufficient to meet our debt service obligations or to fund our other liquidity needs, we may need to refinance all or a portion of our debt, including the Notes, before maturity, seek additional equity capital, reduce or delay scheduled expansions and capital expenditures or sell material assets or operations. We cannot assure you that we would be able to refinance or restructure our indebtedness, obtain equity capital or sell assets or operations on commercially reasonable terms or at all. In addition, the terms of existing or future debt instruments, including the indenture governing the Notes, may limit or prevent us from taking any of these actions. Our inability to take these actions and to generate sufficient cash flow to satisfy our debt service and other obligations could have a material adverse effect on our business, results of operation and financial condition, as well as on our ability to satisfy our obligations in respect of the Notes.
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
As of September 30, 2012, we employed 984 employees in the United States and Canada. Substantially all of our employees in Canada, representing approximately 16% of our total employees as of September 30, 2012, are represented by The National Union of Automobile, Aerospace, Transport and Other Workers of Canada, Union of Food and Commerce Workers and Canadian Union Communication, Energy and Paperworkers. Our collective bargaining agreements with employees of our Pointe Claire, Quebec facility represented by the National Union of Automobile, Aerospace, Transport and Other Workers of Canada and Union Food and Commerce Workers expired in April 2009. Negotiations are ongoing to enter into new agreements. We may not be able to enter into new agreements on satisfactory terms or at all. We believe our relations with employees are satisfactory, although we cannot assure you that will continue to be the case.
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
As a result of our Canadian operations, a portion of our net sales, and some of our costs, assets and liabilities, are denominated in Canadian currency. Our Canadian operations represent approximately 17% of our net sales for FY 2012. As our reporting currency is U.S. dollars, we must translate Canadian currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for the preparation of our consolidated financial statements. Consequently, any changes in the currency exchange rates may unpredictably and adversely affect our consolidated operating results. For example, during times of a strengthening U.S. dollar, our reported Canadian net sales and earnings will be reduced because the Canadian currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of our expenses denominated in Canadian currencies.
A significant portion of our assets consists of goodwill and other intangible assets, the value of which may be reduced if we determine that those assets are impaired.
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identifiable intangible assets acquired. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), goodwill and indefinite-lived intangible assets are evaluated for impairment annually or more frequently if circumstances indicate impairment may have occurred. Impairment assessment under GAAP requires that we consider, among other factors, differences between the current book value and estimated fair value of our net assets. As of September 30, 2012, the net carrying value of goodwill and other intangible assets represented approximately $75.6 million, or 36%, of our total assets.
Based on our annual impairment testing conducted in FY 2012, and a review of any potential indicators of impairment, we concluded that the carrying value of goodwill and other intangible assets were not impaired. If goodwill or other assets are further impaired based on a future impairment test, we could be required to record additional non-cash impairment charges to our operating income. Such non-cash impairment charges, if significant, could materially and adversely affect our results of operations in the period recognized.
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

Item 2.	Properties.
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
The following table sets forth our principal manufacturing facilities:

Location	Square Footage	Owned/Leased
Anaheim, CA	118,000	Leased
Hazleton, PA	123,000	Leased
Hermann, MO	98,000	Owned
Manchester, PA	142,400	Leased
Muscatine, IA (a)	180,000	Owned
Nashua, NH (a)	72,000	Owned
Paris, IL	146,000	Owned
Peru, IL	81,000	Owned
Philmont, NY	98,500	Owned
Pointe-Claire, Quebec	218,000	Leased
Seymour, IN	93,000	Owned
St. Laurent, Quebec	34,500	Leased
Walterboro, SC	61,000	Owned

(a)	We have two owned manufacturing facilities, Muscatine, Iowa and Nashua, New Hampshire, that were closed subsequent to the Acquisition and are currently for sale.
In addition to the facilities above, we own a 160,000 square foot warehouse near our Hazleton manufacturing facility and maintain warehouse space, as needed, in close proximity to certain other manufacturing facilities.

Item 3.	Legal Proceedings.
We are a party to various legal proceedings in the ordinary course of business. Although our legal and financial liability with respect to such proceedings cannot be estimated with certainty, we do not believe that these proceedings, either individually or in the aggregate, are likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of November 30, 2012, the Company was the sole holder of the shares of Pretium Finance’s common stock and Pretium Intermediate was the sole holder of record of the Company’s equity, which, in turn is directly wholly-owned by Pretium Holding. There is no public trading market for our equity. We have never paid or declared a cash dividend. Our debt agreements restrict our ability and the ability of our subsidiaries to pay dividends.

Item 6.	Selected Financial Data.
The following tables sets forth certain selected historical consolidated financial data as of and for the periods indicated. We have derived this data from our audited consolidated financial statements. The following tables should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements included under Item 8 "Financial Statements and Supplementary Data."

	Predecessor			Successor
			October 1,	February 17,
			2009 through	2010 through
Statement of Operations Data (in thousands):	Fiscal		February 16,	September 30,	Fiscal
	2008	2009	2010	2010	2011	2012
Net sales	$186,126	$164,674	$58,621	$148,991	$237,241	$232,233
Cost of sales	162,174	137,317	49,125	129,149	205,931	200,715
Gross profit	23,952	27,357	9,496	19,842	31,310	31,518
Operating expenses:
Selling, general and administrative expenses	13,537	14,060	5,439	12,726	18,262	18,538
Restructuring expenses	—	790	—	6,684	2,473	—
Transaction-related fees and expenses	—	—	—	—	1,537	598
Loss (gain) on foreign currency exchange	948	342	(576)	(197)	(260)	27
Depreciation	108	116	52	241	384	451
Amortization of intangibles	—	—	—	887	1,305	1,298
Bank related loan costs	440	2,159	917	—	—	—
Acquisition fees and expenses	—	—	1,184	10,770	—	—
Total operating expenses	15,033	17,467	7,016	31,111	23,701	20,912
Income (loss) from operations	8,919	9,890	2,480	(11,269)	7,609	10,606
Other expenses:
Interest	15,006	15,990	7,007	8,200	16,339	19,649
Loss on extinguishment of debt	—	—	—	—	5,470	—
Total other expenses	15,006	15,990	7,007	8,200	21,809	19,649
Loss before income tax (benefit) provision	(6,087)	(6,100)	(4,527)	(19,469)	(14,200)	(9,043)
Income tax (benefit) provision	(339)	(948)	(365)	164	1,958	2,539
Net loss	$(5,748)	$(5,152)	$(4,162)	$(19,633)	$(16,158)	$(11,582)

	Predecessor		Successor

Balance Sheet Data (in thousands):	As of September 30,		As of September 30,
	2008	2009	2010	2011	2012
Cash and cash equivalents	$514	$318	$1,278	$1,156	$913
Property, plant and equipment, net	37,772	33,597	82,697	77,172	72,410
Total assets	114,330	101,876	216,197	217,935	208,423
Total debt	119,918	115,437	106,459	150,857	150,184
Total members' (deficit) equity	(32,281)	(37,647)	68,088	21,573	10,657

	Predecessor			Successor
			October 1,	February 17,
			2009 through	2010 through
Statement of Cash Flow Data (in thousands):	Fiscal		February 16,	September 30,	Fiscal
	2008	2009	2010	2010	2011	2012
Net cash provided by (used in) operating activities	$13,850	$20,514	$(84)	$(3,261)	$5,046	$10,013
Net cash used in investing activities	(8,833)	(5,235)	(2,379)	(172,453)	(8,387)	(9,619)
Net cash (used in) provided by financing activities	(5,643)	(15,837)	4,126	176,981	3,214	(689)

Financial and Other Data (in thousands):
EBITDA (1)	$17,960	$18,541	$5,595	$(2,923)	$16,847	$26,725
Adjusted EBITDA (1)	19,348	21,832	7,250	21,726	31,980	30,923
Depreciation	9,041	8,651	3,115	7,459	13,403	14,821
Amortization of intangibles	—	—	—	887	1,305	1,298
Capital expenditures	8,833	5,235	2,379	6,028	8,387	9,619

(1)
We define EBITDA as net income (loss) plus interest expense, tax expense (benefit), and depreciation and amortization, and Adjusted EBITDA as EBITDA further adjusted to eliminate the impact of certain noteworthy items that we do not consider indicative of our ongoing operating performance. Refer to Item 7 under Non-GAAP Financial Measures for an itemization of those items and a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated above.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is intended to assist you in understanding our consolidated financial condition and results of operations for the periods presented and should be read in conjunction with, and is qualified in its entirety by reference to our historical financial statements, including the related notes appearing elsewhere in this annual report.
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
Our product mix is reasonably stable with most products providing a similar material margin (defined as net sales minus raw material costs) and contribution margin (defined as sales price minus variable costs), though smaller units have lower transaction costs. The only significant exception is with regard to preforms sold. While we utilize most of the preforms we manufacture internally to produce bottles for customers, we also sell preforms to customers who then manufacture their own bottles. This enables us to utilize already established capital assets. Sold preforms are manufactured by the injection molding process and generally have the lowest material margin of any product we sell.
Our raw materials consist of resins, colorants and packaging materials. Over the past several years there have been significant fluctuations in the price of resin, which is our largest component of cost of goods sold. Various factors including changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced have contributed to these price fluctuations. Primary resins used in our products are PET and HDPE. Our other manufacturing costs consist of labor, utilities and facilities maintenance.
Based on certain resin industry indices, the following table summarizes average market prices per pound of PET and HDPE resins in the United States during the quarterly and annual periods indicated:

	FY 2012					FY 2011					FY 2010
	Q1	Q2	Q3	Q4	FY	Q1	Q2	Q3	Q4	FY	Q1	Q2	Q3	Q4	FY
PET	$0.93	$0.93	$0.89	$0.85	$0.90	$0.77	$0.92	$0.97	$0.97	$0.91	$0.65	$0.72	$0.72	$0.68	$0.69
HDPE	$0.67	$0.74	$0.70	$0.66	$0.69	$0.65	$0.69	$0.77	$0.71	$0.70	$0.70	$0.65	$0.66	$0.59	$0.65
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
As a result of this timing delay, there can be a lag between changes in market prices and when that price change is passed through to customers. For example, in periods of rising resin prices, increases in unit sales pricing lag the increases in raw material costs. Therefore the analysis of trends in our net sales and raw material costs must take this effect into consideration. We believe that material margin, which ultimately is reflected within gross profit, is a key measure of profitability, as it is reflective of our ability to pass-through resin costs. In addition, our net sales will fluctuate as we pass along increased resin costs to customers with often limited effects to gross profit.
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
The PVC Acquisition
In February 2010, we acquired PVC. PVC had little direct business overlap with our business, which has enabled us to achieve significant cost synergies through implementation of an integration plan including resin purchasing efficiencies, manufacturing cost savings, consolidation of certain of the two companies’ plants and lower overhead costs as a result of the closure of PVC’s corporate headquarters. As a result of this transaction, all references in this annual report to the Company before February 16, 2010 shall be referred to as "Predecessor". All references in this annual report to the Company after February 16, 2010 shall be referred to as "Successor".
Plant consolidation activities related to the PVC Acquisition included the consolidation of the Nashua, New Hampshire operation into the Philmont, New York plant, and the consolidation of PVC’s Hazleton, Pennsylvania operations into our Hazleton plant. In Hazleton, both companies operated facilities in the same city presenting the opportunity to combine the manufacturing assets of both facilities, reduce the fixed operating costs in the manufacturing operation through overhead reductions, and create a strong platform for expanded future growth. The former PVC facility was converted to a warehouse and distribution center managing the distribution of the products from the Hazleton manufacturing site. In addition, both Pretium and PVC operated specialty EBM facilities in the Northeast, in Nashua and Philmont, respectively. As both facilities had excess capacity, we were able to consolidate substantially all manufacturing assets and business from the Nashua facility into the Philmont site. This consolidation was done to realize a leveraging of the fixed costs of the Philmont site available from the reduction of the overhead of the Nashua facility.
Subsequent to the PVC Acquisition, we transitioned the operations of our Muscatine, Iowa plant to our Seymour, Indiana and Manchester, Pennsylvania plants, resulting in further cost savings. The Muscatine transition began in August 2010 and was completed in March 2011. This consolidation was driven by the deterioration in sales to the agricultural chemical market over several years which, while not one of our primary markets, was the Muscatine plant’s primary market. This consolidation was made possible by the PVC Acquisition as the acquired Manchester facility operates the same specialty barrier process for the manufacture of specialty bottles as was in place in Muscatine. Similar to the other consolidations, this project allowed us to eliminate redundant processes and facilities and better leverage our costs.
Total restructuring costs incurred during the fiscal year ended September 30, 2011 were $2.5 million. These costs consisted of facility consolidation costs ($1 million) and other exit costs ($1.5 million). Total restructuring costs incurred during the period of February 17, 2010 to September 30, 2010 were $6.7 million and were comprised of severance payments ($2.7 million), facility consolidation costs ($1.7 million) and other exit costs ($2.3 million). There were no restructuring costs incurred during the fiscal year ended September 30, 2012.
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

Results of Operations
The following discussion of our financial condition and results of operations covers certain periods prior to the Acquisition. As a result of the Acquisition, our historical results of operations are not comparable on a period to period basis. Therefore, for comparison purposes, we have presented the results of operations for the fiscal year ended September 30, 2010 on a pro forma basis as if the transactions occurred on October 1, 2009. We believe that this approach is beneficial to the reader by providing an easier-to-read discussion of our results of operations and provides the reader with information from which to analyze our financial results that is consistent with the manner that management reviews and analyzes results of operations. The discussion is provided for comparative purposes only and the value of such a comparison may be limited.
The following table sets forth our historical results of operations for the periods indicated below.

	Fiscal 2010
	Predecessor	Successor
	October 1, 2009 through February 16, 2010	February 17, 2010 through September 30, 2010
			Pro Forma Fiscal 2010	Successor
Statement of Operations Data				Fiscal 2011	Fiscal 2012
(in thousands):
Net sales	$58,621	$148,991	$234,118	$237,241	$232,233
Cost of sales	49,125	129,149	200,243	205,931	200,715
Gross profit	9,496	19,842	33,875	31,310	31,518
Operating expenses:
Selling, general and administrative expenses	5,439	12,726	22,778	18,262	18,538
Restructuring expenses	—	6,684	6,684	2,473	—
Transaction-related fees and expenses	—	—	—	1,537	598
Loss (gain) on foreign currency exchange	(576)	(197)	(773)	(260)	27
Depreciation	52	241	386	384	451
Amortization of intangibles	—	887	1,371	1,305	1,298
Bank related loan costs	917	—	917	—	—
Acquisition fees and expenses	1,184	10,770	847	—	—
Total operating expenses	7,016	31,111	32,210	23,701	20,912
Income (loss) from operations	2,480	(11,269)	1,665	7,609	10,606
Other expense:
Interest	7,007	8,200	15,609	16,339	19,649
Loss on extinguishment of debt	—	—	—	5,470	—
Other	—	—	135	—	—
Total other expenses	7,007	8,200	15,744	21,809	19,649
Loss before income tax provision	(4,527)	(19,469)	(14,079)	(14,200)	(9,043)
Income tax (benefit) provision	(365)	164	229	1,958	2,539
Net loss	$(4,162)	$(19,633)	$(14,308)	$(16,158)	$(11,582)

Performance during the Fiscal Year Ended September 30, 2012 (“FY 2012”) Compared with the Fiscal Year Ended September 30, 2011 (“FY 2011”)

The following is a discussion of the results of operations for FY 2012 and FY 2011:
Net Sales

	FY 2012	FY2011	$ Change	% Change
In thousands
Net sales	$232,233	$237,241	(5,008)	(2.1)%
Net sales were $232.2 million during FY 2012, which represents a decrease of $5.0 million, or 2%, as compared to $237.2 million during FY 2011. The decrease in net sales was primarily attributable to lower resin prices, which resulted in lower transaction prices, combined with a shift in product mix to lighter weight products compared to FY 2011. Total units sold increased approximately 1%, driven by a 6% increase in sales of preforms, while bottle sales were flat compared to FY 2011. The impact of the increase in unit volumes to net sales was more than offset by the impact of the shift in product mix and lower transaction prices compared to FY 2011.
Gross Profit

	FY 2012	FY2011	$ Change	% Change
In thousands
Gross profit	$31,518	$31,310	208	0.7%
Gross profit during FY 2012 was $31.5 million, which represents an increase of $0.2 million compared to $31.3 million during FY 2011. Gross margin as a percentage of net sales was 13.6% during FY 2012 compared to 13.2% during FY 2011. Gross profit was positively impacted during FY 2012 by lower conversion costs, which was primarily driven by integration-related manufacturing variances of $2.4 million in FY 2011 being eliminated in FY 2012, and a planned reduction in direct labor costs. The impact of the reduction in conversion costs was partially offset by a $1.4 million increase in depreciation expense. Gross profit excluding depreciation expense increased $1.6 million compared to FY 2011. Gross profit excluding depreciation expense as a percentage of net sales was 19.8% during FY 2012 compared to 18.7% during FY 2011.
Operating Expenses

	FY 2012	FY2011	$ Change	% Change
In thousands
Selling, general and administrative expenses	$18,538	$18,262	276	1.5%
Other operating expenses	2,374	5,439	(3,065)	(56.4)%
Total operating expenses	$20,912	$23,701	(2,789)	(11.8)%
SG&A Expenses
SG&A expenses for FY 2012 were $18.5 million, compared to expenses of $18.3 million in FY 2011. The increase compared to FY 2011 was driven by additional administrative expenses to support our assessment of the design and operating effectiveness of our internal controls over financial reporting.
Other Operating Expenses
Other operating expenses during FY 2012 were $2.4 million, which represents a decrease of $3.1 million, or 56.4% compared to FY 2011. The improvement in other operating expenses is primarily due to $2.5 million of restructuring costs incurred during FY 2011 related to plant integrations as part of our PVC integration plan, which was completed during FY 2011. In addition, transaction related fees and expenses decreased $0.9 million driven by a $0.4 million decrease in fees associated with the registration of the Notes with the SEC during FY 2011 and a $0.5 million decrease in professional fees associated with our exploration of acquisition opportunities. The impact of unfavorable changes in foreign currency exchange rates compared to FY2011 partially offset the decreases in transaction related fees and expenses and restructuring expenses by $0.3 million.

Other Expenses

	FY 2012	FY2011	$ Change	% Change
In thousands
Interest expense	$19,649	$16,339	3,310	20.3%
Loss on extinguishment of debt	—	5,470	(5,470)	(100.0)%
Total other expenses	$19,649	$21,809	(2,160)	(9.9)%
Interest expense during FY 2012 was $19.6 million, which represents an increase of $3.3 million, or 20.3%, compared to FY 2011. Interest expense, excluding amortization of deferred financing fees, increased $2.7 million compared to FY 2011 due to the increased level of indebtedness as a result of the Refinancing. Amortization of deferred financing fees included in interest expense increased $0.6 million due to the capitalization of $9.7 million of deferred financing fees as a result of the Refinancing.
We recorded a $5.5 million loss on the extinguishment of debt repaid in connection with the Refinancing on March 31, 2011. The amount represents the write off of net deferred financing costs from previously outstanding costs, original issue discount, prepayment penalties and other related costs from the Refinancing.
Income Tax Provision

	FY 2012	FY2011	$ Change	% Change
In thousands
Income tax provision	$2,539	$1,958	581	29.7%
As a limited liability company, we are a pass-through tax entity. No provision, except for certain states in which we conduct business, as well as certain of our subsidiaries, is made in the financial statements for income taxes. Our subsidiaries, Robb and PVC, are subject to corporate income taxes under Subchapter C of the Internal Revenue Code. We recognized an income tax provision of $2.5 million and $2.0 million during FY 2012 and FY 2011, respectively, for Robb and PVC based on their pre-tax income or loss.

Performance during the Fiscal Year Ended September 30, 2011 (“FY 2011”) Compared with the Pro Forma Fiscal Year Ended September 30, 2010 (“PF 2010”)

The following is a discussion of the results of operations for FY 2011 and PF 2010:
Net Sales

	FY 2011	PF 2010	$ Change	% Change
In thousands
Net sales	$237,241	$234,118	3,123	1.3%
Net sales during FY 2011 were $237.2 million, which represents an increase of $3.1 million, or 1.3%, as compared to $234.1 million during PF 2010. With significant increases in raw material costs, particularly in PET resin, during the current period, we had higher transaction prices because we operate with resin price pass-through mechanisms with our customers that allow us to pass through changes in resin costs typically subject to one to four month delay. The impact of higher transaction pricing was offset by a decrease in overall volumes resulting from the closure of our Muscatine, IA facility, which ceased most operations in late 2010 and was closed in March 2011.
Gross Profit

	FY 2011	PF 2010	$ Change	% Change
In thousands
Gross profit	$31,310	$33,875	(2,565)	(7.6)%

Gross profit during FY 2011 was $31.3 million (or 13.2% of net sales), which represents a decrease of $2.6 million, or 7.6% as compared to $33.9 million (or 14.5% of net sales) during PF 2010. During FY 2011, we experienced significant resin price increases. As we pass through changes in resin costs to all of our customers, a timing delay, typically one to four months, exists and the pass through is generally not recognized in the period in which resin costs changed. This timing delay negatively impacted the FY 2011 margins. The decrease in gross profit percentage was offset slightly by the cost reductions resulting from consolidation of our operations.
Operating Expenses

	FY 2011	PF 2010	$ Change	% Change
In thousands
Selling, general and administrative expenses	$18,262	$22,778	(4,516)	(19.8)%
Other operating expenses	5,439	9,432	(3,993)	(42.3)%
Total operating expenses	$23,701	$32,210	(8,509)	(26.4)%
SG&A Expenses
SG&A expenses during FY 2011 were $18.3 million, which represents a decrease of $4.5 million, or 19.8%, as compared to PF 2010. The decrease is due to SG&A reductions derived from the termination of operations of the PVC headquarters in Eatontown, NJ, along with other reductions related to our integration plan, which reduced the impact to on-going expenses.
Other Operating Expenses
Other operating expenses during FY 2011 were $5.4 million, which represents a decrease of $4.0 million, or 42.3%, as compared to PF 2010. The FY 2011 other operating expenses primarily consisted of $2.5 million of restructuring costs related to plant integrations as part of our PVC integration plan, $1.0 million of professional fees associated with our exploration of acquisition opportunities, and $0.5 million of fees associated with the registration of the Notes with the SEC. The PF 2010 other operating expenses includes $6.7 million of restructuring expenses related to the initial steps of our PVC integration plan.
Other Expenses

	FY 2011	PF 2010	$ Change	% Change
In thousands
Interest expense	$16,339	$15,609	730	4.7%
Loss on extinguishment of debt	5,470	—	5,470	100.0%
Other	—	135	(135)	(100.0)%
Total other expenses	$21,809	$15,744	6,065	38.5%
Interest expense during FY 2011 was $16.3 million, which represents an increase of $0.7 million, or 4.7%, as compared to $15.6 million during PF 2010. The amortization of deferred financing fees included in interest expense during FY 2011 and PF 2010 was $1.3 million and $0.4 million, respectively. Interest expense, excluding amortization of deferred financing fees, decreased $0.2 million during FY 2011 primarily due to the lower borrowing levels in place for us after the Acquisition. Prior to the Refinancing in March 2011, our borrowing levels and effective interest rate of these borrowings were lower than levels reflected in PF 2010. For the period subsequent to the Refinancing, our borrowing levels and effective interest rate increased compared to the levels reflected in PF 2010.
Income Tax Provision

	FY 2011	PF 2010	$ Change	% Change
In thousands
Income tax provision	$1,958	$229	1,729	755.0%
As a limited liability company, we are a pass-through tax entity. No provision, except for certain states in which we conduct business, as well as certain of our subsidiaries, is made in the financial statements for income taxes. Our subsidiaries, Robb and PVC, are subject to corporate income taxes under Subchapter C of the Internal Revenue Code. For FY 2011, we recognized an income tax provision of $2.0 million compared to a provision of $0.2 million for the PF 2010 Period for Robb and PVC based on their pre-tax income or loss recognized.

Non-GAAP Financial Measures
We have included information concerning EBITDA and Adjusted EBITDA in this annual report because they are the bases upon which our management assesses our operating performance and are components of certain covenants in our ABL Facility. Furthermore, we believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of debt issuers, many of which present EBITDA and Adjusted EBITDA when reporting their results. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by other noteworthy items.
We define EBITDA as net income (loss) plus interest expense, tax expense (benefit), and depreciation and amortization, and Adjusted EBITDA as EBITDA further adjusted to eliminate the impact of certain noteworthy items that we do not consider indicative of our ongoing operating performance.
The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods indicated below:

	Predecessor			Successor
			October 1,	February 17,
			2009 through	2010 through
Net Loss to Adjusted EBITDA Reconciliation (in thousands):	Fiscal		February 16,	September 30,	Fiscal
	2008	2009	2010	2010	2011	2012
Net loss	$(5,748)	$(5,152)	$(4,162)	$(19,633)	$(16,158)	$(11,582)
Interest expense	15,006	15,990	7,007	8,200	16,339	19,649
Income tax (benefit) provision	(339)	(948)	(365)	164	1,958	2,539
Depreciation and amortization expense	9,041	8,651	3,115	8,346	14,708	16,119
EBITDA	17,960	18,541	5,595	(2,923)	16,847	26,725
Management fees (a)	—	—	—	1,350	2,252	2,252
Consulting fees (b)	—	—	—	699	1,045	1,050
Transaction related fees and expenses (c)	—	—	—	—	1,537	598
Workers comp settlement (d)	—	—	—	—	—	298
Loss on extinguishment of debt (e)	—	—	—	—	5,470	—
Restructuring expenses (f)	—	790	—	6,684	2,473	—
Integration-related manufacturing variances (g)	—	—	—	1,129	2,356	—
Acquisition fees and expenses (h)	—	—	1,184	10,770	—	—
Fair value inventory step up (i)	—	—	—	2,782	—	—
Bank related loan costs (j)	440	2,159	917	—	—	—
Non-cash foreign exchange loss (gain) (k)	948	342	(446)	—	—	—
Adjusted EBITDA	$19,348	$21,832	$7,250	$20,491	$31,980	$30,923

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

(c)	Represents professional fees associated with the registration of our notes with the SEC and the exploration of acquisition opportunities.

(d)	Represents the final settlement of outstanding workers compensation claims associated with our closed facility in Muscatine, IA.

(e)
We recorded a loss on the extinguishment of debt repaid in connection with the Refinancing on March 31, 2011. The amount represents the write off of net deferred financing costs from previously outstanding costs, original issue discount, prepayment penalties and other related costs from the Refinancing.

(f)
Represents the implementation of several initiatives to restructure and realign manufacturing and administrative resources. These costs incurred in connection with these initiatives consisted of severance, facility consolidation costs, and other exit costs incurred as part of the PVC integration plan.

(g)
As a result of the Acquisition and related operational integration plans, we consolidated the Nashua, New Hampshire operation into the Philmont, New York plant and we consolidated PVC's Hazelton, Pennsylvania operation into our Hazelton, Pennsylvania plant. Beginning in July 2010, we experienced certain material and labor variances from our standard operating costs reflected in our historical results. We consider these material and labor variances to be noteworthy as we incurred incremental costs to manufacture our products. Variances in the amount of $2.4 million were incurred during FY 2011. These material and labor variances associated with the integration plans ceased in the quarter ended June 30, 2011.

(h)
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

(i)
Represents the increase in inventories to fair value in the purchase accounting adjustments recorded as a result of the Acquisition. The amount was charged to costs of goods during the period February 17, 2010 to September 30, 2010.

(j)	Represents deferred financing fees as included in bank related loan costs in the consolidated statement of operations.

(k)	Represents the foreign currency translation impact on debt previously held by our Canadian subsidiary. Concurrent with the Acquisition, the debt held at the Canadian subsidiary was repaid in full.
EBITDA and Adjusted EBITDA are supplemental measures to assess our operating performance that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are not measures of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as measures of our liquidity. Our measurements of EBITDA and Adjusted EBITDA and the ratios related thereto may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA and Adjusted EBITDA have limitations as analytical tools and you should not consider them in isolation, or as substitutes for, analysis of our operating results or cash flows as reported under GAAP. Some of these limitations are:

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

The ABL Facility provides senior secured financing of up to $30.0 million, subject to borrowing base and certain other restrictions on availability. As of September 30, 2012, there were no borrowings outstanding under our ABL Facility, which bears interest at variable rates and matures on September 30, 2015. At September 30, 2012, letters of credit issued and outstanding were $1.6 million and borrowing availability under the ABL Facility was $28.4 million.
We believe that cash flows from operations and borrowings from the ABL Facility will be sufficient to meet our existing liquidity needs for the next 12 months.
On March 31, 2011, the Company and Pretium Finance issued $150.0 million aggregate principal amount of the Notes. The Notes are guaranteed by all of the Company's existing and future domestic subsidiaries (other than Pretium Finance) and mature on April 1, 2016.
We were in compliance with all of the covenants contained in our Notes and ABL Facility as of September 30, 2012.
Cash Flows
Our cash flows from operating, investing and financing activities for the fiscal years ended September 30, 2012 and 2011 are summarized in the following table:

	FY 2012	FY 2011
Net cash provided by (used in):
Operating activities	$10,013	$5,046
Investing activities	(9,619)	(8,387)
Financing activities	(689)	3,214
Effect of exchange rates	52	5
Net (decrease) increase in cash	$(243)	$(122)
As of September 30, 2012, we had cash and cash equivalents of $0.9 million. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of these investments approximates fair value.
Cash provided by operating activities was $10.0 million during FY 2012, compared to $5.0 million of cash provided by operating activities during FY 2011. This improvement was primarily due to higher income from operations (excluding non-cash charges for depreciation and amortization) and an increase in cash provided by operating working capital compared to FY 2011. The change in operating assets and liabilities provided $3.5 million of cash during FY 2012 and used $0.1 million during FY 2011. The changes in operating assets and liabilities included:

•
Cash provided by accounts receivable of $1.6 million and $1.4 million during FY 2012 and FY 2011, respectively, reflecting timing of shipments within both periods and an improvement in days sales outstanding attributable to improvements in collection efforts during FY 2012.

•
Cash provided by inventories was $0.5 million during FY 2012 due to improvements in inventory management and lower resin costs. Inventories required $4.9 million of cash during FY 2011 primarily due to significant increases in resin costs during the period, particularly PET.

•
Changes in prepaid expenses and other current assets provided $0.5 million of cash during FY 2012 and used $0.5 million of cash during FY 2011. The generation of cash during FY 2012 was primarily due to a decrease in income taxes receivable while the use of cash in FY 2011 was primarily due to an increase in income taxes receivable.

•
Changes in accounts payable and accrued expenses provided cash of $1.0 million and used cash of $3.0 million during FY 2012 and FY 2011, respectively, primarily due to timing of payments to vendors at September 30.

•
Accrued interest and bank fees generated cash of $6.9 million during FY 2011, due to an increase in accrued interest as a result of increased indebtedness and a change in the timing of interest payments as a result of the Refinancing. The Notes require payment of interest semiannually on April 1 and October 1. At September 30, 2012 and 2011 there was six months of interest accrued under the Notes, and therefore the change in accrued interest during FY 2012 was not significant.

Net cash used in investing activities was $9.6 million and $8.4 million during FY 2012 and FY 2011, respectively, resulting from specific cash purchases of property, plant and equipment.

Financing activities used $0.7 million of cash during FY 2012 and generated $3.2 million during FY 2011. The use of cash during FY 2012 was primarily due to paying off all outstanding borrowings under the ABL Facility during the period. The cash provided by financing activities during FY 2011 represented borrowings under our ABL Facility to fund operating and investing activities.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations
The following table reflects our contractual commitments associated with our debt and other obligations as of September 30, 2012:

		Payments due:
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$13,989	$3,597	$5,726	$4,666	$—
Long-term debt (1)	150,184	159	25	150,000	—
Interest on indebtedness (1)	60,386	17,261	34,500	8,625	—
Management agreement (2)	12,375	2,250	4,500	4,500	1,125
Consulting agreement (3)	6,636	1,041	2,082	2,082	1,431
Purchase obligations (4)	17,899	17,899	—	—	—
Total contractual obligations	$261,469	$42,207	$46,833	$169,873	$2,556

(1)	Consists of our obligations of principal and interest payments under the Notes and the ABL Facility as of September 30, 2012.

(2)	Consists of our obligations under our management agreement. See Item 13 “Certain Relationships and Related Transactions, and Director Independence—Management Agreement.”

(3)	Consists of our obligations under our consulting agreement. See Item 13 “Certain Relationships and Related Transactions, and Director Independence—Consulting Agreement.”

(4)	Consists of open purchase orders as of September 30, 2012.
Critical Accounting Policies
We evaluated the accounting policies used in the preparation of our financial statements and related notes and believes those policies to be reasonable and appropriate. Our significant accounting policies are described in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” included elsewhere in this annual report. Certain of these accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates are described below. We believe that the amounts recorded in our financial statements related to these areas are based on our best judgments and estimates, although actual results could differ materially under different assumptions or conditions.
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
Inventories
Inventories include material, labor and overhead and are stated at the lower of cost or market with cost determined by the average cost method. We utilize historical experience and any other known specific factors, such as future demand and market conditions, to provide estimated reserves for excess and obsolete inventory. If actual market conditions deteriorate, additional inventory reserves may be recorded.
Goodwill and Other Indefinite-Lived Intangible Assets
We account for goodwill and other indefinite-lived intangible assets in accordance with the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 350, Goodwill and Other Intangible Assets. In accordance with ASC 350, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired or that there is a probable reduction in the fair value of a reporting unit below its aggregate carrying value. We perform the impairment test of the carrying values of our goodwill and indefinite-lived intangible assets at the reporting unit level during the second quarter of each fiscal year using balances as of December 31.
The goodwill impairment test involves a two-step process. The first step involves comparing the estimated fair value of the reporting unit with its aggregate carrying value, including goodwill. If the reporting unit’s aggregate carrying value exceeds its estimated fair value, we perform the second step of the goodwill impairment test. The second step involves comparing the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill to measure the amount of impairment loss, if any.
The impairment test for indefinite-lived intangibles involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
As a result of these tests, we recorded no impairment charges for the fiscal year ended September 30, 2012.
Long-Lived Assets
We account for long-lived assets, including intangible assets that are amortized, in accordance with FASB ASC 360-10-05-4, Impairment or Disposal of Long-Lived Assets (“FASB ASC 360-10-05-4”) which requires that all long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and circumstances include the occurrence of an adverse change in the market involving the business employing the related long-lived assets or a situation in which it is more likely than not that we will dispose of such assets. If indicators of impairment are present, reviews are performed to determine whether the carrying value of the long-lived assets to be held and used is impaired. Such reviews involve a comparison of the carrying amount of the asset group to the future net undiscounted cash flows expected to be generated by those assets over their remaining useful lives. If the comparison indicates that there is impairment, the impairment loss to be recognized as a non-cash charge to earnings is measured by the amount by which the carrying amount of the assets exceeds their fair value and the impaired assets are written down to their fair value or, if fair value is not readily determinable, to an estimated fair value based on discounted expected future cash flows. Assets to be disposed are reported at the lower of the carrying amount or fair value, less costs to dispose.
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
Fair Value of Financial Instruments and Other Intangibles
The carrying amounts in our consolidated balance sheets for debt at September 30, 2012 and 2011 are reported on an amortized cost basis, which approximates the fair value of the debt based on the borrowing rates available to us at those balance sheet dates for loans with similar terms and maturities.
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
Restructuring Expenses
We account for costs incurred in connection with the closure and consolidation of facilities and functions in accordance with FASB ASC 420, Exit or Disposal Cost Obligations; FASB ASC 712, Compensation — Nonretirement Postemployment Benefits; FASB ASC 360-10-05-4; FASB ASC 805, Business Combinations (“FASB ASC 805”); and Emerging Issues Task Force (“EITF”) No. 95-3 (superseded by FASB ASC 805). Such costs include employee termination benefits (one-time arrangements and benefits attributable to prior service); termination of contractual obligations; the write-down of current and long-term assets to the lower of cost or fair value; and other direct incremental costs including relocation of employees, inventory and equipment.

Recent Accounting Pronouncements
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”). This update requires that the components of net income, the components of other comprehensive income and the total of comprehensive income be presented as a single continuous financial statement or in two separate but consecutive statements. The option of presenting other comprehensive income in the statement of stockholders’ equity is eliminated. This update also requires the presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU 2011-12, which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. For public entities, the amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of this guidance in fiscal 2012 concerned disclosure only and did not have an impact on the Company's consolidated financial position or results of operations.
In September 2011, the FASB issued ASU No. 2011-08, Testing for Goodwill Impairment (“ASU 2011-08”). ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the performance of the two-step goodwill impairment test, as currently prescribed by ASC Topic 350, is required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not currently expect the adoption of this update in fiscal 2013 will have a significant effect on its consolidated financial statements and related disclosures.
In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the performance of the quantitative impairment test, as currently prescribed by ASC Topic 350-30, is required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not currently expect the adoption of this update in fiscal 2013 will have a significant effect on its consolidated financial statements and related disclosures.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk in connection with changes in foreign exchange rates and interest rates, primarily in connection with interest on the outstanding balance under our ABL Facility.
Foreign Exchange Risk
We are exposed to fluctuations in foreign currency cash flows related to our Canadian operations, intercompany product shipments and intercompany loans. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. dollars. Primary exposures include the U.S. dollar versus functional currencies of our major markets, which include the Canadian dollar. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to protect anticipated exposures. We do not consider the potential loss arising from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of September 30, 2012, to be material.
Interest Rate Risk
We are exposed to interest rate volatility with regard to the current existing issuances of variable rate debt under our ABL Facility. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary. At September 30, 2012, we had no floating rate debt outstanding and the weighted average interest rate for all debt was 11.5%.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Page #

Report of Independent Registered Public Accounting Firm	30

Consolidated Financial Statements:

Balance Sheets as of September 30, 2012 and 2011	31

Statements of Operations, Fiscal years ended September 30, 2012 and 2011, February 17, 2010 to September 30, 2010, and October 1, 2009 to February 16, 2010	32

Statements of Comprehensive Income (Loss), Fiscal years ended September 30, 2012 and 2011, February 17, 2010 to September 30, 2010, and October 1, 2009 to February 16, 2010	33

Statements of Changes in Members’ Equity (Deficit), Fiscal years ended September 30, 2012 and 2011, February 17, 2010 to September 30, 2010, and October 1, 2009 to February 16, 2010	34

Statements of Cash Flows, Fiscal years ended September 30, 2012 and 2011, February 17, 2010 to September 30, 2010, and October 1, 2009 to February 16, 2010	35

Notes to Consolidated Financial Statements	37

Report of Independent Registered Public Accounting Firm
The Board of Directors
Pretium Packaging, LLC:
We have audited the accompanying consolidated balance sheets of Pretium Packaging, LLC and subsidiaries (the Company) as of September 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in members' equity (deficit), and cash flows for the years ended September 30, 2012 and 2011 and the periods from February 17, 2010 to September 30, 2010 (Successor period) and from October 1, 2009 to February16, 2010 (Predecessor period). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pretium Packaging, LLC and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for the years ended September 30, 2012 and 2011 and the periods from February 17, 2010 to September 30, 2010 (Successor period) and from October 1, 2009 to February 16, 2010 (Predecessor period), in conformity with U.S. generally accepted accounting principles.
As discussed in note 1 to the consolidated financial statements, all of the Company's operations were acquired by Pretium Intermediate Holding, LLC on the close of business on February 16, 2010 in a transaction accounted for as a business combination. As a result of the acquisition, the consolidated financial information for the periods after acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

/s/ KPMG LLP

St. Louis, Missouri November 30, 2012

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2012	September 30, 2011
Assets
Current assets:
Cash	$913	$1,156
Accounts receivable, net of allowances of $716 and $754	24,163	25,543
Inventories	23,895	24,017
Prepaid expenses and other assets	3,671	4,047
Deferred tax assets	669	642
Total current assets	53,311	55,405
Property, plant and equipment, net	72,410	77,172
Other assets:
Goodwill	40,561	40,354
Other intangibles, net	35,010	35,874
Deferred financing fees, net	6,738	8,688
Other non current assets	393	442
Total other assets	82,702	85,358
Total assets	$208,423	$217,935
Liabilities and Members' Equity
Current liabilities:
Current maturities of long-term debt	$159	$169
Accounts payable	22,363	21,570
Accrued expenses	6,254	5,727
Accrued interest and bank fees	8,672	8,711
Total current liabilities	37,448	36,177
Long-term liabilities:
Long-term debt, less current maturities	150,025	150,688
Deferred tax liabilities	9,610	8,691
Other long-term liabilities	683	806
Total long-term liabilities	160,318	160,185

Members' equity:
Members' equity	9,265	21,636
Accumulated other comprehensive income (loss)	1,392	(63)
Total members' equity	10,657	21,573
Total liabilities and members' equity	$208,423	$217,935

See accompanying notes to consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Successor			Predecessor
			February 17, 2010 through September 30,	October 1, 2009 through February 16,
	Fiscal year ended September 30,

	2012	2011	2010	2010
Net sales	$232,233	$237,241	$148,991	$58,621
Cost of sales	200,715	205,931	129,149	49,125
Gross profit	31,518	31,310	19,842	9,496

Operating expenses:
Selling, general and administrative expenses	18,538	18,262	12,726	5,439
Restructuring expenses	—	2,473	6,684	—
Transaction-related fees and expenses	598	1,537	—	—
Loss (gain) on foreign currency exchange	27	(260)	(197)	(576)
Depreciation	451	384	241	52
Amortization of intangibles	1,298	1,305	887	—
Bank related loan costs	—	—	—	917
Acquisition fees and expenses	—	—	10,770	1,184
Total operating expenses	20,912	23,701	31,111	7,016
Income (loss) from operations	10,606	7,609	(11,269)	2,480
Other expenses:
Interest	19,649	16,339	8,200	7,007
Loss on extinguishment of debt	—	5,470	—	—
Total other expenses	19,649	21,809	8,200	7,007
Loss before income tax provision (benefit)	(9,043)	(14,200)	(19,469)	(4,527)
Income tax provision (benefit)	2,539	1,958	164	(365)
Net loss	$(11,582)	$(16,158)	$(19,633)	$(4,162)

See accompanying notes to consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Successor			Predecessor
			February 17, 2010 through September 30,	October 1, 2009 through February 16,
	Fiscal year ended September 30,

	2012	2011	2010	2010
Comprehensive Income (Loss):
Net loss	$(11,582)	$(16,158)	$(19,633)	$(4,162)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	1,455	(386)	323	381
Total Comprehensive Income (Loss)	$(10,127)	$(16,544)	$(19,310)	$(3,781)

See accompanying notes to consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(in thousands)

	Members’ Equity (Deficit)	Accumulated Other Comprehensive Income (loss)	Total Members’ Equity (Deficit)
Predecessor:
Balance at September 30, 2009	$(44,888)	$7,241	$(37,647)
Cumulative effect of adoption of the uncertain tax position provisions of ASC 740, Income Taxes	300		300
Net loss	(4,162)		(4,162)
Other comprehensive income		381	381
Balance at February 16, 2010	$(48,750)	$7,622	$(41,128)
Successor:
Members’ Investment	$87,398		$87,398
Net loss	(19,633)		(19,633)
Other comprehensive income		323	323
Balance at September 30, 2010	$67,765	$323	$68,088
Members’ investment	$950		$950
Distribution	(30,900)		(30,900)
Repurchase of former members’ investment, net of distributions	(21)		(21)
Net loss	(16,158)		(16,158)
Other comprehensive loss		(386)	(386)
Balance at September 30, 2011	$21,636	$(63)	$21,573
Effect of establishing deferred tax liability on equipment contributed to PVC	(789)		(789)
Net loss	(11,582)		(11,582)
Other comprehensive income		1,455	1,455
Balance at September 30, 2012	$9,265	$1,392	$10,657

See accompanying notes to consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor			Predecessor
			February 17,	October 1,
	Fiscal year ended		2010 through	2009 through
	September 30,		September 30,	February 16,
	2012	2011	2010	2010
Cash Flows From Operating Activities
Net loss	$(11,582)	$(16,158)	$(19,633)	$(4,162)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	14,821	13,403	7,459	3,115
Amortization of intangibles	1,298	1,305	887	—
Amortization of deferred financing fees	1,966	1,331	439	917
Previously deferred acquisition related costs	—	—	—	597
Noncash interest expense	—	668	591	3,353
Noncash charges on extinguishment of debt	—	3,634	—	—
Unrealized foreign exchange rate gains	—	—	—	(346)
Deferred taxes	53	983	(6)	(438)
Changes in assets and liabilities:
Accounts receivable	1,644	1,380	(2,007)	875
Inventories	451	(4,934)	6,997	(960)
Prepaid expenses and other assets	465	(503)	(526)	738
Accounts payable and accrued expenses	1,037	(3,034)	2,648	(3,864)
Accrued interest and bank fees	(39)	6,904	—	—
Other	(101)	67	(110)	91
Net cash provided by (used in) operating activities	10,013	5,046	(3,261)	(84)
Cash Flows From Investing Activities
Purchase of property, plant and equipment	(9,619)	(8,387)	(6,028)	(2,379)
Acquisition, net of cash	—	—	(166,425)	—
Net cash used in investing activities	(9,619)	(8,387)	(172,453)	(2,379)
Cash Flows From Financing Activities
Members' investment	—	950	75,000	—
Members' distribution	—	(30,900)	—	—
Repurchase of stockholder investment	—	(21)	—	—
Repayments of revolving line of credit	(69,871)	(72,767)	(49,947)	—
Proceeds from revolving line of credit	69,367	61,538	61,680	4,656
Proceeds from issuance of debt obligations	—	150,000	95,229	364
Repayments of other debt obligations	(169)	(95,918)	(1,433)	(523)
Payment of bank and other related loan fees	(16)	(9,668)	(3,548)	(371)
Net cash (used in) provided by financing activities	(689)	3,214	176,981	4,126
Net (decrease) increase in cash	(295)	(127)	1,267	1,663
Effect of foreign currency translation adjustment	52	5	11	(54)
Cash - beginning of period	1,156	1,278	—	318
Cash - end of period	$913	$1,156	$1,278	$1,927

See accompanying notes to consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor			Predecessor
			February 17,	October 1,
	Fiscal year ended		2010 through	2009 through
	September 30,		September 30,	February 16,
	2012	2011	2010	2010
Supplemental Disclosure of Cash Flow Information
Interest paid	$17,675	$7,263	$5,201	$3,805
Income taxes paid	$1,955	$1,876	$263	$48

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
As a result of this transaction, all references in these consolidated financial statements to the Company before February 16, 2010 shall be referred to as "Predecessor". All references in these consolidated financial statements to the Company after February 16, 2010 shall be referred to as "Successor".
At September 30, 2012, the Company conducted its business from its corporate headquarters in Chesterfield, Missouri, with nine manufacturing plants in the United States and two in Canada (Pretium Canada). The Company manufactures a variety of injection blow molded (“IBM”), extrusion blow molded (“EBM”), injection stretch blow molded (“SBM”) and injection molded plastic bottles, jars, containers, preforms, and closures. Substantially all of the Company’s workforce at its Canadian facilities is employed under collective bargaining agreements.
The accompanying consolidated financial statements reflect the operations of the Company and its subsidiaries.
Principles of Consolidation
The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.
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
Accounts Receivable
Accounts receivable are stated at the amount the Company expects to collect from outstanding balances. Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company grants trade credit to its customers, which primarily are manufacturers of personal care products, food, household chemicals, lawn and garden products, and industrial chemical products, and to bottle distributors that sell to such manufacturers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for doubtful accounts for estimated losses resulting from customers’ potential failure to make payments. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. Such estimate is based on historical experience and known specific factors associated with such customers.

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
Goodwill and Other Indefinite-Lived Intangible Assets
We account for goodwill and other intangible assets in accordance with the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 350, Goodwill and Other Intangible Assets. In accordance with ASC 350, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired or that there is a probable reduction in the fair value of a reporting unit below its aggregate carrying value. The Company performs the impairment test of the carrying values of its goodwill and indefinite-lived intangible assets at the reporting unit level during the second quarter of each fiscal year using balances as of December 31.
The goodwill impairment test involves a two-step process. The first step involves comparing the estimated fair value of the reporting unit with its aggregate carrying value, including goodwill. If the reporting unit’s aggregate carrying value exceeds its estimated fair value, the Company performs the second step of the goodwill impairment test. The second step involves comparing the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill to measure the amount of impairment loss, if any.
The impairment test for indefinite-lived intangibles involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
As a result of these tests we recorded no impairment charges for the fiscal year ended September 30, 2012.
Impairment of Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations or expected to be disposed of when events and circumstances indicate that the assets might be impaired and when those assets are expected to generate undiscounted cash flows that would be less than their carrying amounts in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets. No indicators of impairment existed at September 30, 2012 and 2011.
Deferred Financing Fees
Deferred financing fees are amortized using the straight line method, which approximated the effective interest method over the respective loan periods. On March 31, 2011 the Company refinanced its outstanding debt, as further discussed in Note 6. As a result of the refinancing the company recognized a $5.5 million loss on the extinguishment of debt, of which $2.8 million represented the write off of net deferred financing costs and $0.8 million represented the write-off of original issue discount associated with the previously outstanding debt. The remaining loss represents the payment of prepayment penalties and other related costs.
During the year ended September 30, 2011, the Company capitalized costs of $9.7 million related to financing fees paid in conjunction with its debt refinancing. The amortization of deferred financing fees was $2.0 million and $1.3 million for the years ended September 30, 2012 and 2011, respectively, and $0.4 million for the period from February 17, 2010 to September 30, 2010, and is included in interest expense in the accompanying consolidated statement of operations. Amortization was $0.9 million for the period from October 1, 2009 to February 16, 2010, and is included in bank related loan costs in the accompanying consolidated statement of operations. The effect of the change in presentation of amortization expense was not material to the consolidated statements of operations.

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
The Company has adopted FASB ASC 740, Income Taxes, which creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company recognized the effects of the adoption of the cumulative effect of accounting for uncertainty in tax positions within ASC 740 in its Consolidated Statement of Changes in Members’ Equity for the Predecessor period ended February 16, 2010 of $0.3 million.
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
Transaction gains and losses that arise from exchange rate fluctuations on transactions and balances denominated in a currency other than the functional currency are generally included in the results of operations as incurred. Foreign currency transaction losses (gains) included in operations amounted to $0.03 million, $(0.26) million, $(0.20) million, and $(0.58) million, during the years ended September 30, 2012 and 2011, and during the periods from February 17, 2010 to September 30, 2010 and October 1, 2009 to February 16, 2010, respectively.
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
Recently Adopted Accounting Pronouncements
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”). This update requires that the components of net income, the components of other comprehensive income and the total of comprehensive income be presented as a single continuous financial statement or in two separate but consecutive statements. The option of presenting other comprehensive income in the statement of stockholders’ equity is eliminated. This update also requires the presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU 2011-12, which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. For public entities, the amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of this guidance in fiscal 2012 concerned disclosure only and did not have an impact on the Company's consolidated financial position or results of operations.
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). This update requires the following new disclosures: (i) the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers; and (ii) a reconciliation for fair value measurements using significant unobservable inputs (Level 3), including separate information about purchases, sales, issuances, and settlements. The update also clarifies existing requirements about fair value measurement disclosures and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the reconciliation of Level 3 activity, which was effective for the Company in the first quarter of 2012. The adoption of this update in fiscal 2012 concerned disclosure only and did not have an impact on the Company's consolidated financial position or results of operations.
Recently Issued Accounting Pronouncements
In September 2011, the FASB issued ASU No. 2011-08, Testing for Goodwill Impairment (“ASU 2011-08”). ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the performance of the two-step goodwill impairment test, as currently prescribed by ASC Topic 350, is required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not currently expect the adoption of this update in fiscal 2013 will have a significant effect on its consolidated financial statements and related disclosures.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the performance of the quantitative impairment test, as currently prescribed by ASC Topic 350-30, is required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not currently expect the adoption of this update in fiscal 2013 will have a significant effect on its consolidated financial statements and related disclosures.

Note 2.	Accounts Receivable
Accounts receivable at September 30, 2012 and 2011 consist of the following:

	September 30, 2012	September 30, 2011
Accounts Receivable	$24,879	$26,297
Less: allowance for doubtful accounts	(716)	(754)
Accounts receivable net of allowances	$24,163	$25,543
The allowance for doubtful accounts activity for the fiscal years ended September 30, 2012 and 2011, and for the periods October 1, 2009 through February 16, 2010 and February 17, 2010 through September 30, 2010, was as follows:

	Successor			Predecessor
			February 17,	October 1,
	Fiscal year ended		2010 through	2009 through
	September 30,		September 30,	February 16,
Allowance for doubtful accounts:	2012	2011	2010	2010
Balance at beginning of Period	754	1,845	796	774
Charged to costs and expenses	206	132	542	88
Charged to other accounts (a)	—	—	510	—
Deductions	(244)	(1,223)	(3)	(66)
Balance at end of period	716	754	1,845	796

(a)	Reflects opening reserve balance resulting from the PVC Acquisition.

Note 3.	Inventories
Inventories, stated at lower of cost or market, consisted of the following at September 30, 2012 and September 30, 2011:

	September 30, 2012	September 30, 2011
Finished goods	$12,475	$12,849
Raw materials	11,420	11,168
Inventories	$23,895	$24,017

Note 4.	Property, Plant, and Equipment, Net
Property, plant, and equipment at September 30, 2012 and 2011 consist of the following:

	September 30, 2012	September 30, 2011
Land	$2,120	$2,120
Buildings and improvements	24,962	23,549
Machinery and equipment	54,469	48,805
Molds	24,866	21,635
Capital improvements in progress	1,794	1,790
Property, plant and equipment, gross	108,211	97,899
Accumulated depreciation	(35,801)	(20,727)
Property, plant and equipment, net	$72,410	$77,172

Depreciation expense was $14.8 million and $13.4 million for the years ended September 30, 2012 and 2011, respectively. Depreciation expense was $7.5 million and $3.1 million for the periods from February 17, 2010 to September 30, 2012 and October 1, 2009 through February 16, 2010, respectively.

Note 5.	Goodwill and Other Intangible Assets
Goodwill

The changes in the carrying amount of goodwill for years ended September 30, 2012 and 2011 are presented in the table below:

	September 30, 2012	September 30, 2011
Beginning balance	$40,354	$40,413
Currency translation adjustment	207	(59)
Ending balance	$40,561	$40,354

The Company performs the annual impairment test of the carrying values of its goodwill as of December 31 of each fiscal year. Under the impairment test, if the reporting unit's aggregate carrying value exceeds its estimated fair value, goodwill impairment is recognized to the extent that the reporting unit's carrying amount of goodwill exceeds the implied value of the goodwill.
The Company completed its annual impairment test of the carrying value of its goodwill as of December 31, 2011 and concluded there was no impairment. In performing its goodwill impairment test, the Company determined the estimated fair value of its reporting unit utilizing a combination of the market approach (weighted at 25% for the comparable company method and 25% for the reference transactions method) and the income approach (weighted at 50%). The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach makes use of unobservable factors, and the key assumptions that impact the calculation of fair value, including the Company's estimates of the projected revenues, cash flows and a discount rate applied to such cash flows. In developing projected revenues and cash flows, the Company considered available information including, but not limited to, its short-term internal forecasts, historical results, anticipated impact of implemented restructuring initiatives, and its expectations about the strength of the current economy. In addition, the Company forecasted sales growth to trend up to an inflationary growth rate of 5% per annum by fiscal 2013 and beyond. The determination of the discount rate was based on the weighted-average cost of capital with the cost of equity determined using the capital asset pricing model (“CAPM”). The CAPM uses assumptions such as a risk-free rate, an equity risk premium and a small stock premium. These assumptions were derived from publicly available information. Therefore, the Company believes its assumptions are reflective of the assumptions made by market participants.

In order to evaluate the sensitivity of the fair value calculation on the goodwill impairment testing, the Company applied a hypothetical 10% decrease to the fair value of the reporting unit, which it believes represented a reasonably possible change at the time of the test. This hypothetical 10% decrease did not change the results of the Company's impairment testing.
Other Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of other intangible assets at September 30, 2012:

	Gross carrying amount	Weighted average amortization period	Accumulated Amortization	Currency Translation Adjustment	Net Book Value
Customer relationships	$25,800	20 years	(3,410)	246	$22,636
Trademarks	12,280	Indefinite	(80)	174	12,374
Total	$38,080		(3,490)	420	$35,010

The following table presents the gross carrying amount and accumulated amortization of other intangible assets at September 30, 2011:

	Gross carrying amount	Weighted average amortization period	Accumulated Amortization	Currency Translation Adjustment	Net Book Value
Customer relationships	$25,800	20 years	$(2,112)	$(1)	$23,687
Trademarks	12,280	Indefinite	(80)	(13)	12,187
Total	$38,080		$(2,192)	$(14)	$35,874

The Company completed its annual impairment test of the carrying value of its indefinite lived trademarks as of December 31, 2011 and concluded there was no impairment. In performing its impairment test, the Company determined the estimated fair value of its trademarks utilizing the relief from royalties method.
Customer relationships are amortized over 20 years. The accumulated amortization related to the Trademarks is related to the subsequent amortization of the PVC trademarks. The Pretium trademark is not amortized and has an indefinite useful life.
Amortization expense was $1.3 million during the each of the years ended September 30, 2012 and 2011. Amortization expense was $0.9 million during the period from February 17, 2010 to September 30, 2010. There was no amortization expense during the period from October 1, 2009 through February 16, 2010.
The estimated aggregate amortization expense for each of the five succeeding fiscal years as of September 30, 2012 is $1.3 million .

Note 6.	Long-term Debt
At September 30, 2012 and 2011, long-term debt obligations consisted of the following:

	September 30,	September 30,
	2012	2011
Long-term debt:
Revolving line of credit	$—	$504
11.5% senior secured notes	150,000	150,000
Total Senior Debt	150,000	150,504
Other	184	353
Total long-term debt, including current maturities	150,184	150,857
Current maturities of long-term debt	159	169
Total long-term debt, less current maturities	$150,025	$150,688

On March 31, 2011, the Company refinanced the debt used to fund the Acquisition and the PVC Acquisition. As described further below, the Company, together with Pretium Finance, Inc. (“Pretium Finance”), its wholly-owned subsidiary, issued $150 million of 11.5% Senior Secured Notes due April 1, 2016 and entered into an ABL Facility (the “ABL Facility”) of $25 million in order to fund the refinancing (the “Refinancing”). The ABL Facility entered into on March 31, 2011 was subsequently amended and restated on April 20, 2011, which reduced the Company's interest rates and increased its borrowing availability to $30 million, among other things.
Under the terms of the Company’s debt agreements, at September 30, 2012, the scheduled interest rates and maturity dates were as follows:

	Interest rates	Scheduled maturity dates
Revolving line of credit	Prime plus 0.5% *	September 30, 2015
11.5% senior secured notes	11.5%	April 1, 2016

*	The revolving line of credit also has interest rate options based on LIBOR plus a margin of 1.5%.
11.5% Senior Secured Notes
On March 31, 2011 the Company, together with Pretium Finance as co-issuer (together, the “Issuers”) issued $150 million in aggregate principal amount of 11.5% Senior Secured Notes due April 1, 2016 (the “Senior Secured Notes”). The Senior Secured Notes bear interest at a fixed annual rate of 11.5% from April 1, 2011, paid semi-annually, commencing October 1, 2011.
The Senior Secured Notes are guaranteed by all of the Company's subsidiaries other than Pretium Finance and are secured, subject to permitted liens and except for certain excluded assets, on a second priority basis by substantially all of the Issuers' and the guarantors' current future property and assets. The Senior Secured Notes and the guarantees are effectively junior to the Issuers' and the guarantors' obligations under the amended ABL Facility and will be effectively junior to any secured indebtedness that is either secured by assets that are not collateral for the Senior Secured Notes and the guarantees or secured by a prior lien on the collateral for the Senior Secured Notes and the guarantees, in each case, to the extent of the value of the assets securing such indebtedness. All of the Company's subsidiaries other than Pretium Finance are guarantors under the amended ABL Facility.
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
The Amended ABL Facility provides senior secured financing of up to $30 million, subject to borrowing base and certain other restrictions on availability. The Amended ABL Facility includes a letter of credit and swingline subfacility. The Company, Novapak, Robb, Airopak Corporation, Novapak Corporation and Pretium Canada Company are the borrowers under the Amended ABL Facility. All of the Company's subsidiaries other than Pretium Finance are guarantors under the Amended ABL Facility.
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
At the Company's request, additional loans in excess of the initial $30 million commitment amount may be made under the Amended ABL Facility at any time after the closing date until the new revolving credit facility matures. The making of any such loans is subject to customary conditions, including absence of defaults, minimum excess availability and obtaining commitments from lenders. However, any such additional loans would require the consent of the holders of the Senior Secured Notes if, after giving effect thereto, the Company would not be in compliance with the Amended ABL Facility limitation set forth in Section 4.09(b)(1) of the Indenture.
The Amended ABL Facility is secured by a first priority security interest in substantially all of the Company's and the guarantors' assets.
Borrowings under the Amended ABL Facility are made as Adjusted Base Rate Loans or Eurodollar Loans at the Company's election. The interest rate payable under Adjusted Base Rate Loans will be based upon an adjusted base rate (equal to the greater of (a) the Base Rate (Prime Rate per the Wall Street Journal) in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) except during the Eurodollar Unavailability Period, the Eurodollar Rate for a Eurodollar Loan with a one month interest period plus 1.0%; plus 0.50%). The interest rate payable under Eurodollar Loans will be based upon the published LIBOR rate; plus 1.50%. During continuance of certain events of default under the Amended ABL Credit Facility, a default rate of 2.0% per annum over the rate applicable to Adjusted Base Rate Loans may be imposed.
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
The Amended ABL Facility also requires the Company to achieve and maintain a minimum fixed charge coverage ratio if excess availability under the Amended ABL Facility is below a certain amount. In the event that the sum of excess availability and certain of the Company's cash is less than $3.75 million, the Company will be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 tested quarterly, at the end of a fiscal quarter. Unless certain conditions described therein have been satisfied, the Amended ABL Facility will generally prohibit prepayment of principal under the Senior Secured Notes whether upon default, acceleration or otherwise.
At September 30, 2012, the Company had no outstanding borrowings. Letters of credit issued and outstanding at September 30, 2012 was $1.6 million. Borrowing availability at September 30, 2012 was $28.4 million.
Senior Credit Agreement
On February 16, 2010, and in connection with the Acquisition, the Company entered into a credit agreement with senior lenders (the “Senior Credit Agreement”) consisting of a revolving line of credit and a term note, and a note purchase agreement with secured subordinated lenders. At March 31, 2011 the Senior Credit Agreement was repaid and settled in full.

Senior Subordinated Notes
On February 16, 2010 and in connection with the Acquisition, the Company issued $43.1 million aggregate principal amount of senior subordinated notes due 2016. The Company redeemed the secured subordinated notes in whole and the existing Letter of Credit on March 31, 2011 at a redemption price and recorded principal and accrued unpaid interest plus applicable premium.
Scheduled maturities of long-term debt under the debt agreements at September 30, 2012 are as follows:

	2013	2014	2015	2016	2017	Total
Revolving line of credit	—	—	—	—	—	—
11.5% senior secured notes	—	—	—	150,000	—	150,000
Other	159	25	—	—	—	184
	$159	$25	$—	$150,000	$—	$150,184

Note 7.	Leases
The Company leases various equipment and facilities. Total rental expense was $4.5 million and $4.7 million during the years ended September 30, 2012 and 2011, respectively. Rental expense was $3.6 million and $2.1 million during the periods from February 17, 2010 through September 30, 2010 and October 1, 2009 through February 16, 2010, respectively.
Future minimum lease payments under all noncancelable operating leases with initial or remaining terms in excess of one year at September 30, 2012 are as follows:

Total
Year:
2013	3,597
2014	2,922
2015	2,804
2016	2,529
2017	2,137
Thereafter	—
Total minimum lease payments	$13,989

Note 8.	401K Plan
The Company maintains a 401(k) defined contribution plan which covers all participating employees who have a minimum of ninety days of service. The Company provides a cash match benefit at the rate of 50% of the first 4% of the participating employees’ gross contributions. Employees become fully vested in the Company’s contribution after three years of service. The Company’s contributions totaled $0.3 million and $0.4 million for the years ended September 30, 2012 and 2011, respectively. Contributions totaled $0.2 million and $0.1 million for the periods from February 17, 2010 through September 30, 2010 and October 1, 2009 through February 16, 2010, respectively.

Note 9.	Pretium Capital Structure
At September 30, 2012, the Company’s capital structure consisted of 1 share of its Class A Member units, held by Pretium Intermediate. Pretium Intermediate is 100% owned by Pretium Holding as of September 30, 2012. The membership units of Pretium Holding are designated Class A units, Class B-1 units, Class B-2 units and Class B-3 units. The Class A and B-2 units contain certain distribution and liquidation preferences, the Class B-1 units contain voting rights and the Class B-3 units are non-voting units intended for employees and directors.
As specified in the Company's Operating Agreement, voting rights are one voting unit for each unit registered in the name of such Member as shown on the Membership Registration maintained by the Company. Income and losses of the Company shall be allocated among the Members in proportion to each Member's respective percentage of voting units when compared with the total Units issued. The Company's cash flows shall first be applied to the payment of the Company's operating expenses (including debt service) and then to maintenance of adequate cash reserves as determined by the Board of Directors in its sole discretion, and shall be distributed from time to time to the Members in proportion to their respective percentage units. No member has the right to demand and receive any distribution from the Company other than in cash. No distribution shall be made if, as a result thereof, the Company would be in violation of any loan agreement, or if the Company's total assets would be less than the sum of its total liabilities. Transfer, disposition or encumbrance of membership units are subject to certain significant restrictions, including a restriction that prohibits disposals without approval by the Board of Directors.
During the year ended September 30, 2012, the Company made a capital contribution of property, plant, and equipment to Robb. Robb subsequently contributed this property to PVC. The Company is a pass through tax entity, and therefore no deferred tax positions were previously recognized for these assets. As part of this transaction, PVC, which is subject to income tax treatment, established a deferred tax liability of $0.8 million to reflect the difference between the tax basis and the book basis of the contributed property, which also decreased Members' equity by this amount.
During the year ended September 30, 2011, the Company received an investment from its sole member of 0.95 million.
On September 2, 2011, the Company repurchased 250 Class A and 250 Class B-3 membership units of Pretium Holding, LLC from a former executive who resigned in August 2011. The units were repurchased for $21, which represented the value of the members' investment, net of distributions, at the termination date.
On March 31, 2011, in connection with the Refinancing (see Note 6), the Company distributed $30.9 million to Pretium Intermediate. Pretium Intermediate distributed the same amount to Pretium Holding, and Pretium Holding further distributed that amount to its Class A members in accordance with the terms of Pretium Holding's operating agreement.

Note 10.	Income Taxes

The Company is a pass-through tax entity and no provision, except for certain states in which it conducts business as well as certain subsidiary companies which are discussed further below, is made in the consolidated financial statements for income taxes. The following income tax items are related to the applicable subsidiary companies that are subject to income tax treatment:

	Successor			Predecessor
			February 17, 2010 through September 30,	October 1, 2009 through February 16,
	Year ended September 30,
	2012	2011	2010	2010
U.S. loss	$(7,142)	$(13,251)	$(20,420)	$(2,349)
Non-U.S. income (loss)	(1,901)	(949)	951	(2,178)
Total Loss	$(9,043)	$(14,200)	$(19,469)	$(4,527)
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

The components of income tax provision (benefit) are as follows:

	Successor			Predecessor
			February 17, 2010 through September 30,	October 1, 2009 through February 16,
	Year ended September 30,
	2012	2011	2010	2010
Current:
Federal	$2,009	$636	$70	$77
State	499	329	106	—
International	—	—	—	—
Total Current	2,508	965	176	77
Deferred:
Federal	31	993	(12)	—
International	—	—	—	(442)
Total Deferred	31	993	(12)	(442)
Total	$2,539	$1,958	$164	$(365)
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

	Successor			Predecessor
			February 17, 2010 through September 30,	October 1, 2009 through February 16,
	Year ended September 30,
	2012	2011	2010	2010
Statutory Federal income taxes	34%	34%	34%	34%
Losses passed through to Members	(54)	(47)	(36)	(24)
Canadian income taxes, net	—	—	—	(3)
State income taxes, net	(3)	1	—	(1)
Non-deductible interest	—	—	—	(1)
Change in valuation allowance	(5)	(2)	2	5
Other, net	—	—	—	(1)
	(28)%	(14)%	0%	9%
Deferred income taxes for the Company’s taxable subsidiaries reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at September 30, 2012 and 2011 are as follows:

	Year ended September 30,
	2012	2011
Deferred tax liabilities:
Tangible property & equipment	$(7,869)	$(7,367)
Goodwill and other intangible assets	(6,480)	(6,635)
	(14,349)	(14,002)
Deferred tax assets:
Accrued liabilities and reserves	909	898
Accrued compensation	—	52
Inventory	107	55
Goodwill	789	739
Net operating loss carryforwards	7,140	7,166
	8,945	8,910
Valuation allowance	(3,537)	(2,957)
Total deferred tax assets	5,408	5,953
Net deferred tax liability	$(8,941)	$(8,049)

Current deferred tax asset	$669	$642
Long-term deferred tax liability	(9,610)	(8,691)
Net deferred tax liability	$(8,941)	$(8,049)
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the scheduled reversal of deferred tax liabilities and generation of future taxable income during the periods in which the deferred tax assets become deductible. Based upon projections for future taxable income over the periods the deferred tax assets are deductible, and the availability of gross deferred tax liabilities to offset gross deferred tax assets, management believes it is more likely than not the Company will realize substantially all of the benefits of these deductible differences at September 30, 2012. A valuation allowance was placed on certain Canadian and state net operating losses for jurisdictions in which it is unlikely that the Company will realize sufficient taxable income during the periods in which certain of the temporary differences become deductible. The net change in the valuation allowance for the fiscal years ended September 30, 2012 and 2011, and the period from February 17, 2010 to September 30, 2010 was $0.6 million, $0.2 million, and ($0.3) million, respectively.
At September 30, 2012, Robb Container Corporation (Robb), a subsidiary of Pretium and a Subchapter C Corporation, had approximately $10.6 million of net operating loss carryforwards that expire in varying amounts beginning in 2021. Based upon the change of ownership rules under IRC Section 382, these separate U.S. net operating loss carryforwards are limited as to the amount of use in any particular year. At September 30, 2012, Pretium Canada has approximately $16.4 million of federal and $15.9 million of provincial net operating losses that expire in varying amounts beginning in 2028. These net operating loss carryforwards are available to only offset future taxable income earned in Canada by Pretium Canada.
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
As of September 30, 2012, and 2011, the total balance of unrecognized tax benefits was $0.1 million.

Note 11.	Contingencies
The Company is involved in various claims and legal proceedings and administrative actions arising in the ordinary course of business. In the opinion of management, the ultimate conclusion of these matters will not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Note 12.	Restructuring Initiatives
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
The total costs incurred during the fiscal year ended September 30, 2011 were $2.5 million. These restructuring costs consisted of facility consolidation costs ($1 million) and other exit costs ($1.5 million). The total cost incurred during the period of February 17, 2010 to September 30, 2010 was $6.7 million and was comprised of severance payments ($2.7 million), facility consolidation costs ($1.7 million) and other exit costs ($2.3 million). There were no such costs incurred during the fiscal year ended September 30, 2012.

Note 13.	Fair Value Measurement
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
Long-Term Debt
The Company’s long-term debt as of September 30, 2012 consists of fixed rate debt. The fair value of the Company’s long-term debt was based on market price information. The Company’s fixed rate debt, which includes 11.5% Senior Notes due April 1, 2016, totaled $150 million, as of September 30, 2012. The fair value of this debt approximates its carrying amount based on market price information at September 30, 2012. The estimated fair value is not indicative of the amount that the Company would have to pay to redeem these notes since they are infrequently traded and are not callable at this value.
Recurring Fair Value Measurements
The Company does not have any financial assets or liabilities measured at fair value on a recurring basis as of September 30, 2012 and 2011.
Non-recurring Fair value Measurements
Non-financial assets and liabilities, such as goodwill and long-lived assets, are tested for impairment on the occurrence of a triggering event or in the case of goodwill and other indefinite-lived intangible assets, on at least an annual basis. The Company did not identify any events or changes in circumstances that would indicate that the carrying amount of long-lived assets may not be recoverable as of September 30, 2012 and 2011.
The Company does not have any other financial instruments within the scope of the fair value disclosure requirements as of September 30, 2012 and 2011.

Note 14.	Related Party Transactions
On February 17, 2010, the former majority owner of the Company, who now serves on the Company's Board of Directors, entered into a seven year consulting agreement (including a non-competition clause). The Company's cost for these services was $1.0 million for each of the years ended September 30, 2012 and 2011, and $0.7 million for the period from February 17, 2010 to September 30, 2010.
The Company has entered into a management agreement to retain Castle Harlan, Inc. to provide business and organizational strategy, financial and investment management, advisory, and merchant and investment banking services to the Company. In exchange for these services, the Company pays management fees of $2.3 million, annually. The Company recorded total expense related to this agreement of $2.3 million for each of the years ended September 30, 2012 and 2011 and $1.4 million for the period from February 17, 2010 to September 30, 2010.
The fees for both of these related party agreements are included within selling, general and administrative expenses in the condensed consolidated statements of operations.

Note 15.	Segment Information
The Company operates as a single reportable segment based on the “management” approach. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments. The following table provides the geographic distributions of the Company's net sales for the fiscal years ended September 30, 2012 and 2011, and for the periods February 17, 2010 through September 30, 2010 and October 1, 2009 through February 16, 2010:

Net Sales	U.S.	Canada	Total
Successor:
Year ended September 30, 2012	$192,585	$39,648	$232,233
Year ended September 30, 2011	$196,507	$40,734	$237,241
Predecessor:
Period from February 17, 2010 through September 30, 2010	$124,249	$24,742	$148,991
Period from October 1, 2009 through February 16, 2010	$44,692	$13,929	$58,621

The following table provides the geographic distributions of the Company's long-lived assets as of September 30, 2012 and September 30, 2011:

Total Long-lived Assets	U.S.	Canada	Total
September 30, 2012	$129,664	$18,317	$147,981
September 30, 2011	$135,415	$17,985	$153,400
September 30, 2010	$143,566	$16,836	$160,402

Note 16.	Quarterly Financial Information (Unaudited)
Quarterly results of operations for the years ended September 30, 2012 and 2011 were as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2012	2011	2012	2011	2012	2011	2012	2011
Net sales	$54,999	54,388	59,098	61,076	60,686	62,968	57,450	58,809
Gross profit	$7,139	8,258	8,381	8,787	8,398	8,237	7,600	6,028
Operating income	$1,862	2,345	3,466	2,764	3,114	2,008	2,164	492
Net loss	$(3,702)	(1,725)	(2,266)	(6,072)	(2,844)	(3,903)	(2,770)	(4,458)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
Our management carried out an evaluation (as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”)), with the participation of the President and Chief Executive Officer and the Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of the end of the period covered by this annual report. Based upon this evaluation, the President and Chief Executive Officer and the Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report, such that the information relating to the Company and its consolidated subsidiaries required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).
Under the supervision and with the participation of the President and Chief Executive Officer and the Vice President and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2012.
Changes in Controls and Procedures
There was no change in internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
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

Name	Age	Position
George A. Abd	49	President and Chief Executive Officer Member of the board of directors of Pretium Holding
Robert A. Robison	55	Vice President and Chief Financial Officer
Daniel P. Lally	49	Senior Vice President of Sales and Marketing
Jeffrey J. Nelb	56	Senior Vice President of Manufacturing
Timothy J. Wehrfritz	63	Vice President of Administration
Sharad Prasad	45	Vice President of Quality and Continuous Improvement
Keith S. Harbison	55	Member of the board of directors of Pretium Holding
Harley B. Kaplan	58	Member of the board of directors of Pretium Holding
Alan H. Miller	79	Member of the board of directors of Pretium Holding
Howard D. Morgan	50	Member of the board of directors of Pretium Holding
Anand T. Philip	34	Member of the board of directors of Pretium Holding
William M. Pruellage	39	Member of the board of directors of Pretium Holding
Bernard Reidy	70	Member of the board of directors of Pretium Holding
Brett A. Snyder	41	Member of the board of directors of Pretium Holding
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
Sharad Prasad. Mr. Prasad became our Vice President of Quality and Continuous Improvement on February 16, 2010. Prior to that he was Vice President of Quality of PVC since 1993. Mr. Prasad received his B.S. in industrial and production engineering from Bangalore University in India and received an M.S. in industrial engineering from the New Jersey Institute of Technology.
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
Brett A. Snyder. Mr. Snyder became a member of the board of directors of Pretium Holding on February 16, 2010. Mr. Snyder has been the President of Nicolet Capital Partners, LLC since 2005. Prior to forming Nicolet, he was a principal and member of the general partner of Windjammer Capital Investors, a middle market private investment firm, from 1998 to 2005. Mr. Snyder is a Chartered Financial Analyst, an active member of the Association for Investment Management and Research and has been involved with the board of directors of several companies during his career including Transilwrap Company, Shari’s Management Corporation, American Fire Protection Group, Brown Publishing Company and MacLean Power Systems. He also supports the Evans Scholars Foundation and was an Evans Scholar at the University of Wisconsin where he graduated with distinction. Mr. Snyder has extensive experience in financing, private equity investment and board service.
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

Item 11.	Executive Compensation
Compensation Discussion and Analysis
Overview
The Compensation Discussion and Analysis discusses the principles underlying our executive compensation policies and decisions for our Named Executive Officers (“NEOs”). It provides qualitative information regarding the manner in which compensation is earned by our NEOs and places in context the data presented in the tables that follow. In addition, we address the compensation paid or awarded during FY 2012 to our NEOs: George A. Abd, our President and Chief Executive Officer (principal executive officer), Robert A. Robison, our Vice President and Chief Financial Officer (principal financial officer and principal accounting officer), Daniel P. Lally, our Senior Vice President of Sales and Marketing, Jeffrey J. Nelb, our Senior Vice President of Manufacturing, and Timothy J. Wehrfritz, our Vice President of Administration.
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
Elements of Our Executive Compensation Program
In FY 2012, the principal elements of our compensation for our executive officers were:

•	Base salary;

•	Annual bonus; and

•	Benefits,
Each of these elements is discussed in further detail below. In FY 2012, we did not offer any equity-based compensation or any other incentive compensation to our NEOs.
Base Salary
Annual base salary reflects the fixed component of compensation for an executive’s ongoing contribution to the operating performance of his or her functional area of responsibility. The Compensation Committee believes that base salary must be competitive based upon the scope of responsibilities and market compensation of similar executives. The base salary of each of our NEOs is reviewed annually by the Compensation Committee. We believe that base salary does not encourage risk-taking by our NEOs as it is a fixed amount. The Compensation Committee may, in its discretion, also adjust base salary at other times during the year in connection with increased responsibilities or to maintain competitiveness in the market. The base salary for each of Mr. Robison, Mr. Nelb and Mr. Wehrfritz was increased $7,000, $7,000 and $1,737, respectively, in FY 2012 in order to maintain competitiveness in the market. Each of our NEOs are eligible for increases in base salary in FY 2013.
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
For FY 2012, NEO bonus eligibility was based on the achievement of targets weighted as follows for achievement of the target: 50% for the achievement of the applicable adjusted EBITDA target; 20% for the achievement of the applicable free cash flow target; 20% for the achievement of a quality target; and 10% for the achievement of the safety metric. Payments for the achievement of free cash flow, quality, and safety thresholds are made only if we achieve the adjusted EBITDA threshold.
For bonus purposes, adjusted EBITDA consists of EBITDA further adjusted to add back management and consulting fees, transaction-related fees and expenses representing professional fees associated with our exploration of acquisition opportunities and the registration of our Notes with the SEC, and other adjustments as approved by the Compensation Committee. Free cash flow consists of adjusted EBITDA less working capital requirements or surplus less capital expenditures. Quality is determined by reference to an internal customer satisfaction index that measures the number and severity of complaints relative to total sales per manufacturing facility. Safety consists of the OSHA Recordable Rate which is a standardized calculation rate of injuries and illnesses per employee hours worked. For FY 2012, the threshold, target and maximum bonus targets were determined as follows:

	For the year ended September 30, 2012
	Threshold	Target	Maximum	Actual Results Achieved
Adjusted EBITDA (in thousands)	$33,100	$36,000	$40,000	$31,616
Free Cash Flow (in thousands)	$24,000	$28,500	$31,500	$25,248
Quality	7.2	5.8	4.0	7.4
Safety	3.9	2.5	1.8	2.5
No bonuses were paid to the NEOs during FY 2012, as we did not achieve the adjusted EBITDA threshold.
For FY 2013, the Compensation Committee is expected to establish bonus targets based on the same metrics as in FY 2012. These targets are intended to be challenging for us to achieve and generally reflect performance above that of the prior year.
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
Messrs. Abd, Robison, Lally, Nelb, and Wehrfritz received an annual automobile allowance of $10,200 in FY 2012. While no changes were made to the annual automobile allowances compared to FY 2011, all of the NEOs are eligible to receive an adjusted annual automobile allowance in FY 2013.

Summary Compensation Table
The following table sets forth a summary of the compensation paid by us to our NEOs for services rendered in all capacities to us during FY 2012, FY 2011 and FY 2010.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	All Other Compensation ($)(a)	Total ($)
George A. Abd	2012	475,000	—	16,188	491,188
President and Chief Executive Officer and member of the Board of Directors of Pretium Holding	2011	475,000	50,000	16,996	541,996
	2010	475,000	150,000	15,100	640,100

Robert A. Robison	2012	249,667	—	15,348	265,015
Vice President and Chief Financial Officer	2011	247,577	60,000	16,996	324,573
	2010	239,200	130,000	15,100	384,300

Daniel P. Lally	2012	230,000	—	14,800	244,800
Senior Vice President of Sales and Marketing	2011	206,001	—	16,996	222,997
	2010	193,756	32,000	15,100	240,856

Jeffrey J. Nelb (1)	2012	319,667	—	16,614	336,281
Vice President of Manufacturing	2011	236,250	75,000	16,996	328,246
	2010	—	—	15,100	15,100

Timothy J. Wehrfritz	2012	174,421	—	13,689	188,110
Vice President of Administration	2011	172,298	—	16,996	189,294
	2010	169,840	53,023	15,100	237,963

(1)	Started on January 1, 2011.

(a) All Other Compensation

Name and Principal Position	Fiscal Year	Car Allowance ($)	Matching 401(K) Contributions ($)	Total ($)
George A. Abd	2012	10,200	5,988	16,188
President and Chief Executive Officer and member of the board of directors of Pretium Holding	2011	10,200	6,796	16,996
	2010	10,200	4,900	15,100

Robert A. Robison	2012	10,200	5,148	15,348
Vice President and Chief Financial Officer	2011	10,200	6,087	16,287
	2010	10,200	4,900	15,100

Daniel P. Lally	2012	10,200	4,600	14,800
Senior Vice President of Sales and Marketing	2011	10,200	4,447	14,647
	2010	10,200	3,667	13,867

Jeffrey J. Nelb	2012	10,200	6,414	16,614
Vice President of Manufacturing	2011	7,650	2,133	9,783
	2010	—	—	—

Timothy J. Wehrfritz	2012	10,200	3,489	13,689
Vice President of Administration	2011	10,200	3,824	14,024
	2010	10,200	4,524	14,724
Grants of Plan-Based Awards for FY 2012
We did not make any equity awards or non-equity incentive plan awards to our NEOs in FY 2012.
Outstanding Equity Awards at Fiscal Year-End
As of September 30, 2012, there were no equity awards outstanding.
Pension Benefits and Non-Qualified Deferred Compensation
None of our NEOs participates in any defined benefit pension plan sponsored by the Company. None of our NEOs participates in any nonqualified deferred compensation plan sponsored by the Company.
Agreements with Named Executive Officers
Employment Agreement
On February 16, 2010, we entered into an employment agreement with George A. Abd, to serve as our Chief Executive Officer and President, (the “Employment Agreement”). The term of the Employment Agreement expired on February 16, 2012.
Notwithstanding the expiration of the term of the Employment Agreement, if Mr. Abd’s employment is terminated without “Cause” (as defined in the Employment Agreement) Mr. Abd shall be entitled to receive: (i) payment for accrued unused vacation days, (ii) continued base salary for twelve (12) months after the date Mr. Abd’s employment terminates, (iii) the unpaid portion of the bonus, if any, relating to any year prior to the fiscal year of Mr. Abd’s termination, (iv) an amount equal to the average bonus for the two fiscal years immediately prior to Mr. Abd’s termination, payable in equal installments over the 12 month period after Mr. Abd’s termination, and (v) reimbursement of the cost of continuation coverage of group health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1986, as amended, for a maximum of eighteen (18) months to the extent that Mr. Abd elects such continuation coverage and is eligible and subject to the terms of the plan and the law.
In addition, for a period of twelve (12) months following the termination of Mr. Abd’s employment for any reason, Mr. Abd is subject to non-competition and non-solicitation restrictions.
Mr. Abd is subject to confidentiality restrictions concerning our trade secrets and confidential information relating to us not readily available from outside sources. Also, Mr. Abd will not, at any time during or following Mr. Abd's termination of employment, publish or communicate disparaging remarks (as defined in the Employment Agreement) concerning us and that all copies of materials, records and documents produced by Mr. Abd remain our property.
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
Potential Payments Upon Termination or Change in Control
With the exception of Mr. Abd, we do not have any agreements with our NEOs that would entitle them to payments and benefits in connection with any termination of employment or a change in control. The following table describes the payments and benefits that would be provided to Mr. Abd in connection with any termination of employment, including resignation, involuntary termination, death, retirement, disability or a change in control to the extent occurring on September 30, 2012, the last day of our fiscal year. However, the amounts that would actually be paid under each circumstance can only be determined at the time of termination of employment.
The Compensation Committee may, in its discretion, award payments upon termination or change in control to our NEOs other than Mr. Abd on a case by case basis based on facts and circumstances.

George A. Abd
Circumstances of Termination

Payments and Benefits	Death ($)	Disability ($)	Cause and Voluntary Termination ($)	Termination by the Company other than for Cause ($)	Change in Control ($)
	(a)	(a)	(a)	(b)
Base salary	—	—	—	475,000	—
Unpaid bonus	—	—	—	—	—
Average bonus from previous two fiscal years	—	—	—	25,000	—
Vacation	45,673	45,673	45,673	45,673	—
Healthcare reimbursement	—	—	—	21,726	—
	45,673	45,673	45,673	567,399	—

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

(b)
Under the Employment Agreement, upon termination by us without “Cause”, Mr. Abd shall be entitled to (i) payment for accrued unused vacation days, (ii) continued base salary for twelve (12) months after the date Mr. Abd’s employment terminates, (iii) the unpaid portion of the bonus, if any, relating to any year prior to the fiscal year of Mr. Abd’s termination, (iv) an amount equal to the average bonus for the two fiscal years immediately prior to Mr. Abd’s termination, payable in equal installments over the 12 month period after Mr. Abd’s termination, and (v)

reimbursement of the cost of continuation coverage of group health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1986, as amended, for a maximum of eighteen (18) months to the extent that Mr. Abd elects such continuation coverage and is eligible and subject to the terms of the plan and the law.

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
The following table sets forth certain information with respect to the compensation we paid to members of the board of directors of our parent during FY 2012.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
George A. Abd	—	—	—	—	—	—	—
Keith S. Harbison	200,000	—	—	—	—	845,771	1,045,771
Harley B. Kaplan	37,500	—	—	—	—	6,516	44,016
Alan H. Miller	37,500	—	—	—	—	—	37,500
Howard D. Morgan	—	—	—	—	—	—	—
Anand T. Philip	—	—	—	—	—	—	—
William M. Pruellage	—	—	—	—	—	—	—
Bernard Reidy	37,500	—	—	—	—	2,294	39,794
Brett A. Snyder	—	—	—	—	—	5,182	5,182

(1)
For Mr. Harbison, fees earned or paid in cash represent directors fees paid pursuant to a Consulting Agreement between the Company and Mr. Harbison. See Item 13 “Certain Relationships and Related Transactions, and Director Independence—Consulting Agreement.”

(2)
For Mr. Harbison, all other compensation represents consulting fees and additional payments of $845,100 paid pursuant to a Consulting Agreement between Mr. Harbison and the Company and $671 of reimbursement of travel expenses incurred while fulfilling his role as a director. See Item 13 “Certain Relationships and Related Transactions, and Director Independence—Consulting Agreement.” For each other director, all other compensation represents the reimbursement of travel expenses incurred by that director while fulfilling that director’s role as a director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
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
The following table sets forth information with respect to the beneficial ownership of Pretium Holding’s units as of November 30, 2012 by:

•	each person who is known to us to beneficially own 5% of more of each class of Pretium Holding’s outstanding units; and

•	each of our executive officers named in the Summary Compensation Table and all of Pretium Holding’s directors as a group.

	Percentage of Total	Percentage of Total	Percentage of Total	Percentage of Total
Name and Address of Beneficial Owner	Class A Units	Class B-1 Units	Class B-2 Units	Class B-3 Units
John K. Castle (1)	62.3%	62.9%	—%	—
Keith S. Harbison (2)	14.0%	14.2%	100%	—
Brett A. Snyder (3)	22.6%	22.9%	—	—
LEF II Holdings, LLC	22.2%	22.4%	—	—
Cornelia Partners, LLC	*	*	—	—
George A. Abd	*	—	—	42.1%
Robert A. Robison	*	—	—	7.4%
Daniel P. Lally	*	—	—	2.1%
Jeffrey J. Nelb	—	—	—	—
Timothy J. Wehrfritz	*	—	—	2.6%
Harley B. Kaplan	*	—	—	10.5%
Alan H. Miller	*	—	—	15.8%
Howard D. Morgan	—	—	—	—
Anand T. Philip	—	—	—	—
William M. Pruellage	—	—	—	—
Bernard Reidy		—	—	10.5%
All directors and officers as a group	37.7%	37.1%	100.0%	91.1%
* Denotes beneficial ownership of less than 1% of the class of units. Beneficial ownership is determined in accordance with the rules of the SEC.

(1)
John K. Castle is the controlling stockholder of Castle Harlan Partners V GP, Inc., the general partner of the general partner of CHPV. Mr. Castle may be deemed to be the beneficial owner of the units owned by CH Pitcher, LLC. Mr. Castle disclaims beneficial ownership of all units referred to in this paragraph in excess of his proportionate partnership share of CHPV. The address for Mr. Castle is c/o Castle Harlan, Inc., 150 East 58th Street, New York, New York 10155.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Management Agreement
At the closing of the Acquisition, Pretium, Pretium Holding, Pretium Intermediate Holding, PVC, Robb and Mont Royal, L.L.C. (collectively referred to as “Pretium Companies”) entered into a management agreement with Castle Harlan pursuant to which Castle Harlan provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Pretium Companies upon the terms and conditions set forth in the management agreement.
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
We recorded total expense related to the management agreement of $2.3 million for the fiscal year ended September 30, 2012.
Consulting Agreement
In connection with the Acquisition, we negotiated and entered into a Consulting Agreement with Keith S. Harbison, the controlling equity holder of Pretium prior to the Acquisition and an equity co-investor in Pretium Holding, under which Mr. Harbison provides consulting services to us and serves on the board of directors of Pretium Holding.
As compensation for services under this agreement, we pay Mr. Harbison an annual fee equal to $1.0 million in the aggregate. We paid Mr. Harbison $1.0 million in fees under this agreement for the fiscal year ended September 30, 2012.
The consulting agreement has an initial term expiring on the earliest of February 16, 2017, the consummation of a change of control of Pretium Holding or a sale of all or substantially all of Pretium Holding’s assets to a third party, and the date on which the consulting agreement is terminated by us for cause, Mr. Harbison’s death or disability or for any other reason.

Item 14.	Principal Accountant Fees and Services.
Independent Registered Public Accountants
KPMG, LLP (“KPMG”) served as our independent registered public accounting firm for the fiscal years ended September 30, 2012 and 2011. The following table sets forth (in thousands) fees billed or estimated to be billed to us by KPMG for fiscal year 2012 and fiscal year 2011:

Name	Fiscal 2012	Fiscal 2011
Audit fees	$397	$945
Audit-related fees	92	493
Tax fees	97	155
Total	$586	$1,593

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
Audit Committee Pre-Approval Policy
Pursuant to our Audit Committee Charter, all permissible non-audit services to be performed by KPMG must be pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements: The following consolidated financial statements of Pretium Packaging are incorporated by reference as part of this annual report at Item 8 hereof.
		Page #
	Report of Independent Registered Public Accounting Firm	30

	Consolidated Balance Sheets as of September 30, 2012 and 2011	31

	Consolidated Statements of Operations, Fiscal years ended September 30, 2012 and 2011, February 17, 2010 to September 30, 2010, and October 1, 2009 to February 16, 2010	32

	Consolidated Statements of Comprehensive Income (Loss), Fiscal years ended September 30, 2012 and 2011, February 17, 2010 to September 30, 2010, and October 1, 2009 to February 16, 2010	33

	Consolidated Statements of Changes in Members’ Equity (Deficit), Fiscal years ended September 30, 2012 and 2011, February 17, 2010 to September 30, 2010, and October 1, 2009 to February 16, 2010	34

	Consolidated Statements of Cash Flows, Fiscal years ended September 30, 2012 and 2011, February 17, 2010 to September 30, 2010, and October 1, 2009 to February 16, 2010	35

	Notes to Consolidated Financial Statements	37

(2)	Financial Statement Schedules:

The information required to be submitted in the Financial Statement Schedules for Pretium Packaging has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X; therefore, those schedules have been omitted.

(3)	Exhibits

	See the list of exhibits in the Exhibit Index to this Annual Report on Form 10-K, which is incorporated herein by reference.

Exhibit Index

Exhibit No.	Description

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

21.1	Subsidiaries of the registrant

Exhibit Index

Exhibit No.	Description
31.1 **	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 **	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plans or arrangements.
*	Portions of this document have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.
**	Filed herewith.
§
These exhibits are to be filed by amendment. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRETIUM PACKAGING, L.L.C.

Date:	November 30, 2012	By:	/s/ George A. Abd
George A. Abd
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ George A. Abd	President, Chief Executive Officer and Director	November 30, 2012
George A. Abd	(Principal Executive Officer)

/S/ Robert A. Robison	Vice President, Chief Financial Officer	November 30, 2012
Robert A. Robison	(Principal Financial and Accounting Officer)

/S/ Keith S. Harbison	Director Pretium Holding, LLC	November 30, 2012
Keith S. Harbison

/S/ Harley B. Kaplan	Director Pretium Holding, LLC	November 30, 2012
Harley B. Kaplan

/S/ Alan H. Miller	Director Pretium Holding, LLC	November 30, 2012
Alan H. Miller

/S/ Howard D. Morgan	Director Pretium Holding, LLC	November 30, 2012
Howard D. Morgan

/S/ Anand T. Philip	Director Pretium Holding, LLC	November 30, 2012
Anand T. Philip

/S/ William M. Pruellage	Director Pretium Holding, LLC	November 30, 2012
William M. Pruellage

/S/ Bernard Reidy	Director Pretium Holding, LLC	November 30, 2012
Bernard Reidy

/S/ Brett A. Snyder	Director Pretium Holding, LLC	November 30, 2012
Brett A. Snyder