Form 10-K/A
period 2012-09-30
PRETIUM PACKAGING L L C
filed 2012-12-04
CIK 1064090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

Amendment No. 1 to
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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on November 30, 2012.

Item 15.	Exhibits.
Exhibit Index

Exhibit No.	Description

101.INS§	XBRL Instance Document

101.SCH§	XBRL Schema Document

101.CAL§	XBRL Calculation Linkbase Document

101.DEF§	XBRL Definition Linkbase Document

101.LAB§	XBRL Label Linkbase Document

101.PRE§	XBRL Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRETIUM PACKAGING, L.L.C.

Date:	December 3, 2012	By:	/s/ George A. Abd
George A. Abd
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ George A. Abd	President, Chief Executive Officer and Director	December 3, 2012
George A. Abd	(Principal Executive Officer)

/S/ Robert A. Robison	Vice President, Chief Financial Officer	December 3, 2012
Robert A. Robison	(Principal Financial and Accounting Officer)

/S/ Keith S. Harbison	Director Pretium Holding, LLC	December 3, 2012
Keith S. Harbison

/S/ Harley B. Kaplan	Director Pretium Holding, LLC	December 3, 2012
Harley B. Kaplan

/S/ Alan H. Miller	Director Pretium Holding, LLC	December 3, 2012
Alan H. Miller

/S/ Howard D. Morgan	Director Pretium Holding, LLC	December 3, 2012
Howard D. Morgan

/S/ Anand T. Philip	Director Pretium Holding, LLC	December 3, 2012
Anand T. Philip

/S/ William M. Pruellage	Director Pretium Holding, LLC	December 3, 2012
William M. Pruellage

/S/ Bernard Reidy	Director Pretium Holding, LLC	December 3, 2012
Bernard Reidy

/S/ Brett A. Snyder	Director Pretium Holding, LLC	December 3, 2012
Brett A. Snyder