Form 10-Q
period 2012-12-31
PRETIUM PACKAGING L L C
filed 2013-02-12
CIK 1064090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

For the quarterly period ended December 31, 2012
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

As of February 12, 2013:

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

i

Unless otherwise noted, references to the terms “the Company”, “Pretium”, “we,” “us” and “our” refer to Pretium Packaging, L.L.C. and its consolidated subsidiaries. “Pretium Finance” refers to Pretium Finance, Inc. “PVC” refers to PVC Container Corporation. “Robb” refers to Robb Container Corporation. “Pretium Intermediate” refers to Pretium Intermediate Holding, LLC. “Pretium Holding” and “our parent” refer to Pretium Holding, LLC, an entity controlled by Castle Harlan and its affiliates. “Castle Harlan” refers to Castle Harlan, Inc. The “PVC Acquisition” refers to Pretium's acquisition of PVC on February 16, 2010. The “Acquisition” refers collectively to Pretium Holding's acquisition of Pretium, the PVC Acquisition and the restructuring of Pretium's equity and debt on February 16, 2010. The “Notes” means the senior secured notes issued on March 31, 2011 in an aggregate principal amount of $150.0 million. The “ABL Facility” means our asset backed revolving credit facility.

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
The foregoing factors should not be construed as exhaustive and should be read together with important information regarding risks and factors that may affect the Company’s future performance set forth under Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (under "Item 1A Risk Factors").
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

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	December 31, 2012	September 30, 2012
Assets
Current assets:
Cash	$1,191	$913
Accounts receivable, net of allowances of $707 and $716	20,802	24,163
Inventories	27,126	23,895
Prepaid expenses and other assets	2,303	3,671
Deferred tax assets	691	669
Total current assets	52,113	53,311
Property, plant and equipment, net	71,233	72,410
Other assets:
Goodwill	40,522	40,561
Other intangibles, net	34,604	35,010
Deferred financing fees, net	6,250	6,738
Other non current assets	390	393
Total other assets	81,766	82,702
Total assets	$205,112	$208,423
Liabilities and Members' Equity
Current liabilities:
Current maturities of long-term debt	$140	$159
Accounts payable	19,838	22,363
Accrued expenses	6,992	6,254
Accrued interest and bank fees	4,375	8,672
Total current liabilities	31,345	37,448
Long-term liabilities:
Long-term debt, less current maturities	157,980	150,025
Deferred tax liabilities	9,440	9,610
Other long-term liabilities	625	683
Total long-term liabilities	168,045	160,318

Members' equity:
Members' equity	4,588	9,265
Accumulated other comprehensive income	1,134	1,392
Total members' equity	5,722	10,657
Total liabilities and members' equity	$205,112	$208,423

See accompanying notes to condensed consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2012	2011

Net sales	$52,720	$54,999
Cost of sales	46,018	47,860
Gross profit	6,702	7,139

Operating expenses:
Selling, general and administrative expenses	4,585	4,628
Transaction-related fees and expenses	895	200
Loss on foreign currency exchange	53	17
Depreciation	129	109
Amortization of intangibles	325	323
Total operating expenses	5,987	5,277
Income from operations	715	1,862
Other expenses:
Interest	4,909	4,935
Total other expenses	4,909	4,935
Loss before income tax provision	(4,194)	(3,073)
Income tax provision	483	629
Net loss	$(4,677)	$(3,702)

See accompanying notes to condensed consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2012	2011
Comprehensive Income (Loss):
Net loss	$(4,677)	$(3,702)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	(258)	689
Total comprehensive loss	$(4,935)	$(3,013)

See accompanying notes to condensed consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(4,677)	$(3,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,979	3,598
Amortization of intangibles	325	323
Amortization of deferred financing fees	488	494
Deferred taxes	(182)	333
Changes in assets and liabilities:
Accounts receivable	3,313	3,390
Inventories	(3,284)	(469)
Prepaid expenses and other assets	1,367	630
Accounts payable and accrued expenses	(1,734)	(4,398)
Accrued interest and bank fees	(4,297)	(4,334)
Other	(50)	29
Net cash used in operating activities	(4,752)	(4,106)
Cash Flows From Investing Activities
Purchase of property, plant and equipment	(2,900)	(2,673)
Net cash used in investing activities	(2,900)	(2,673)
Cash Flows From Financing Activities
Repayments to revolving line of credit	(15,493)	(16,225)
Proceeds from revolving line of credit	23,473	23,011
Repayments of other debt obligations	(44)	(41)
Payment of bank and other related loan fees	—	(16)
Net cash provided by financing activities	7,936	6,729
Net increase (decrease) in cash	284	(50)
Effect of foreign currency translation adjustment	(6)	14
Cash - beginning of period	913	1,156
Cash - end of period	$1,191	$1,120

Supplemental Disclosure of Cash Flow Information
Interest paid	$8,713	$8,759
Income taxes paid	$277	$65

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
The unaudited interim condensed consolidated financial statements should be read in conjunction with the complete consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
Other than as specifically indicated in these “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q, the Company has not materially changed its significant accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
Recently Issued and Adopted Accounting Pronouncements
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires an entity to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The adoption of this guidance did not have a significant impact on the Company's consolidated financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Testing for Goodwill Impairment (“ASU 2011-08”). ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the performance of the two-step goodwill impairment test, as currently prescribed by ASC Topic 350, is required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have a significant impact on the Company's consolidated financial position or results of operations.
In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If an entity determines that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the performance of the quantitative impairment test, as currently prescribed by ASC Topic 350-30, is required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance did not have a significant impact on the Company's consolidated financial position or results of operations.

Note 2.	Inventories
Inventories, stated at lower of cost or market, consisted of the following at December 31, 2012 and September 30, 2012:

	December 31, 2012	September 30, 2012
Finished goods	$16,175	$12,475
Raw materials	10,951	11,420
Inventories	$27,126	$23,895

Note 3.	Property, Plant, and Equipment, Net
Property, plant, and equipment at December 31, 2012 and September 30, 2012 consisted of the following:

	December 31, 2012	September 30, 2012
Land	$2,120	$2,120
Buildings and improvements	24,246	24,962
Machinery and equipment	55,780	54,469
Molds	25,676	24,866
Capital improvements in progress	3,127	1,794
Property, plant and equipment, gross	110,949	108,211
Accumulated depreciation	(39,716)	(35,801)
Property, plant and equipment, net	$71,233	$72,410

Depreciation expense was $4.0 million and $3.6 million during the three month periods ended December 31, 2012 and 2011, respectively.

Note 4.	Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the three month period ended December 31, 2012 and the year ended September 30, 2012 are presented in the table below:

	December 31, 2012	September 30, 2012
Beginning balance	$40,561	$40,354
Currency translation adjustment	(39)	207
Ending balance	$40,522	$40,561
Other Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of other intangible assets at December 31, 2012:

	Gross carrying amount	Weighted average amortization period	Accumulated Amortization	Currency Translation Adjustment	Net Book Value
Customer relationships	$25,800	20 years	(3,735)	201	$22,266
Trademarks	12,280	Indefinite	(80)	138	12,338
Total	$38,080		(3,815)	339	$34,604
The following table presents the gross carrying amount and accumulated amortization of other intangible assets at September 30, 2012:

	Gross carrying amount	Weighted average amortization period	Accumulated Amortization	Currency Translation Adjustment	Net Book Value
Customer relationships	$25,800	20 years	$(3,410)	$246	$22,636
Trademarks	12,280	Indefinite	(80)	174	12,374
Total	$38,080		$(3,490)	$420	$35,010
Customer relationships are amortized over 20 years. The accumulated amortization related to the Trademarks is related to the subsequent amortization of the PVC trademarks. The Pretium trademark is not amortized and has an indefinite useful life.
Amortization expense was $0.3 million during each of the the three month periods ended December 31, 2012 and 2011.

Note 5.	Long-term Debt
At December 31, 2012 and September 30, 2012, long-term debt obligations consisted of the following:

	December 31,	September 30,
	2012	2012
Long-term debt:
Revolving line of credit	$7,980	$—
11.5% senior secured notes	150,000	150,000
Total Senior Debt	157,980	150,000
Other	140	184
Total long-term debt, including current maturities	158,120	150,184
Current maturities of long-term debt	140	159
Total long-term debt, less current maturities	$157,980	$150,025
Under the terms of the Company’s debt agreements, at December 31, 2012, the scheduled interest rates and maturity dates were as follows:

	Interest rates	Scheduled maturity dates
Revolving line of credit	Prime plus 0.5% *	September 30, 2015
11.5% senior secured notes	11.5%	April 1, 2016

*
The revolving line of credit also has interest rate options based on LIBOR plus a margin of 1.5%. At December 31, 2012, the applicable rate under the prime and LIBOR options was 3.75% and 1.71%, respectively.

Note 6.	Pretium Capital Structure
At December 31, 2012, the Company’s capital structure consisted of 1 share of its Class A Member units, held by Pretium Intermediate. Pretium Intermediate is 100% owned by Pretium Holding as of December 31, 2012. The membership units of Pretium Holding are designated Class A units, Class B-1 units, Class B-2 units and Class B-3 units. The Class A and B-2 units contain certain distribution and liquidation preferences, the Class B-1 units contain voting rights and the Class B-3 units are non-voting units intended for employees and directors.

Note 7.	Income Taxes
The Company is a pass-through tax entity except for certain states in which it conducts business. No provision for income taxes has been made in these condensed consolidated financial statements other than for certain subsidiaries which are Subchapter C Corporations.
The effective tax rate differs from the statutory tax rate for the Company primarily due to the Company’s pass-through entity treatment for tax purposes. Losses before income tax at the partnership level exceeded the income before income tax at the subsidiary level and the Company recorded an income tax provision of $0.5 million and $0.6 million during the three month periods ended December 31, 2012 and 2011, respectively.

The Company evaluates the net realizable value of its deferred tax assets each reporting period. The Company must consider all objective evidence, both positive and negative, in evaluating the future realization of its deferred tax assets, including tax loss carry forwards. Historical information is supplemented by all currently available information about future tax years. Realization requires sufficient taxable income to use deferred tax assets. The Company records a valuation allowance for each deferred tax asset for which realization is assessed as not more likely than not. In particular, the Company’s assessment that deferred tax assets will be realized considered the estimate of future  taxable income generated from various sources, including the expected recovery of operations from the Canadian subsidiary, and increased profitability due to prior cost reductions, plant restructuring, and revenue growth. If the current estimates of future taxable income are not realized, or future estimates of taxable income are reduced, then the assessment regarding the realization of deferred tax assets could change and have a material impact on the statement of operations. As of December 31, 2012, the Company’s valuation allowance of $3.7 million increased $0.1 million from September 30, 2012.
At December 31, 2012 and September 30, 2012, the total balance of unrecognized tax benefits was $0.1 million.

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
The Company does not have any financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2012.
Non-financial assets and liabilities, such as goodwill and long-lived assets, are tested for impairment on the occurrence of a triggering event or in the case of goodwill and other indefinite-lived intangible assets, on at least an annual basis. The Company completed its annual impairment test of the carrying values of goodwill and indefinite-lived trademarks as of December 31, 2012 and concluded there was no impairment. The Company did not identify any events or changes in circumstances that would indicate that the carrying amount of long-lived assets may not be recoverable as of December 31, 2012.
The Company does not have any other financial instruments within the scope of the fair value disclosure requirements as of December 31, 2012.

Note 10.	Related Party Transactions
On February 17, 2010, the former majority owner of the Company, who now serves on the Company's Board of Directors, entered into a seven year consulting agreement (including a non-competition clause). The Company's cost for these services was $0.3 million for each of the three month periods ended December 31, 2012 and 2011.

The Company has entered into a management agreement to retain Castle Harlan, Inc. to provide business and organizational strategy, financial and investment management, advisory, and merchant and investment banking services to the Company. In exchange for these services, the Company pays management fees of $2.3 million, annually. The Company recorded total expense related to this agreement of $0.6 million for each of the three month periods ended December 31, 2012 and 2011.
The fees for both of these related party agreements are included within selling, general and administrative expenses in the condensed consolidated statements of operations.

Note 11.	Segment Information
The Company operates as a single reportable segment based on the “management” approach. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments.
The following table provides the geographic distributions of the Company's net sales for the three month periods ended December 31, 2012 and 2011:

Net Sales	U.S.	Canada	Total
Quarter ended December 31, 2012	$43,741	$8,979	$52,720
Quarter ended December 31, 2011	$44,607	$10,392	$54,999
The following table provides the geographic distributions of the Company's long-lived assets as of December 31, 2012 and September 30, 2012:

Total Long-lived Assets	U.S.	Canada	Total
December 31, 2012	$128,734	$17,625	$146,359
September 30, 2012	$129,664	$18,317	$147,981

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, including the financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations, and the interim condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q.
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

	Three months ended December 31,
	2012	2011
PET	$0.92	$0.93
HDPE	$0.66	$0.67
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
Effects of Inflation
While inflationary increases in certain costs, such as freight, transportation, utilities, health insurance and wages, have had an effect on our operating results over the past three years, changes in general inflation have had a minimal effect on our operating results. Sales prices are primarily impacted by changes in resin prices which are driven by fluctuations in petrochemicals, feedstock, and in foreign currency and the general impact of supply and demand. Our costs, especially resin, can fluctuate substantially, sometimes within a relatively short period of time, and can have a significant effect on our business, financial condition and results of operations.
Results of Operations
Performance during the Quarter Ended December 31, 2012 (“Q1 FY13”) Compared with the Quarter Ended December 31, 2011 (“Q1 FY12”)
Net Sales

	Q1 2013	Q1 2012	$ Change	% Change
In thousands
Net sales	$52,720	$54,999	$(2,279)	(4.1)%
Net sales were $52.7 million during Q1 FY13, which represents a decrease of $2.3 million, or 4%, as compared to $55.0 million during Q1 FY12. The overall decrease in net sales was primarily attributable to lower resin prices which resulted in lower transaction prices compared to Q1 FY12. Bottle sales volume increased 1%, while preform sales decreased 19%, in each case, compared to Q1 FY12. The decrease in preform sales was primarily driven by a weak apple crop in the Eastern U.S. and Canada which impacted our largest preform customer's demand for preforms used in filling apple juice.

Gross Profit

	Q1 2013	Q1 2012	$ Change	% Change
In thousands
Gross profit	$6,702	$7,139	$(437)	(6.1)%
Gross profit during Q1 FY13 was $6.7 million, which represents a decrease of $0.4 million compared to $7.1 million during Q1 FY12. Gross profit as a percentage of net sales was 12.7% during Q1 FY13 compared to 13.0% during Q1 FY12. The decrease in gross profit is primarily attributable to an increase in depreciation expense of $0.4 million, or 10%, compared to Q1 FY12. The impact of the decrease in net sales noted above was offset by a $1.4 million decrease in material costs and a $0.8 million decrease in conversion costs compared to Q1 FY12.
Operating Expenses

	Q1 2013	Q1 2012	$ Change	% Change
In thousands
Selling, general and administrative expenses	$4,585	$4,628	$(43)	(0.9)%
Other operating expenses	1,402	649	753	116.0%
Total operating expenses	$5,987	$5,277	$710	13.5%
SG&A Expenses
SG&A expenses were $4.6 million during Q1 FY13, which was unchanged compared to Q1 FY12.
Other Operating Expenses
Other operating expenses during Q1 FY13 were $1.4 million, which represents an increase of $0.8 million compared to Q1 FY12. The increase in other operating expenses is due to a $0.7 million increase in transaction related fees and expenses associated with our exploration of acquisition opportunities in Q1 FY13 compared to Q1 FY12.
Other Expenses

	Q1 2013	Q1 2012	$ Change	% Change
In thousands
Interest expense	$4,909	$4,935	$(26)	(0.5)%
Interest expense during Q1 FY13 was $4.9 million, which was unchanged compared to Q1 FY12.
Income Tax Provision

	Q1 2013	Q1 2012	$ Change	% Change
In thousands
Income tax provision	$483	$629	$(146)	(23.2)%
As a limited liability company, we are a pass-through tax entity. No provision, except for certain states in which we conduct business, as well as certain of our subsidiaries, is made in the financial statements for income taxes. Our subsidiaries, Robb and PVC, are subject to corporate income taxes under Subchapter C of the Internal Revenue Code. We recognized an income tax provision of $0.5 million during Q1 FY13 and $0.6 million during Q1 FY12 for for Robb and PVC based on their pre-tax income or loss.
Non-GAAP Financial Measures
We have included information concerning EBITDA and Adjusted EBITDA in this quarterly report because they are the bases upon which our management assesses our operating performance and are components of certain covenants in our ABL Facility. Furthermore, we believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of debt issuers, many of which present EBITDA and Adjusted EBITDA when reporting their results. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by other noteworthy items.
We define EBITDA as net income (loss) plus interest expense, tax expense (benefit), and depreciation and amortization, and Adjusted EBITDA as EBITDA further adjusted to eliminate the impact of certain noteworthy items that we do not consider indicative of our ongoing operating performance.
The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three month periods ended December 31, 2012 and 2011:

	Three Months Ended
	December 31,
	2012	2011
Net Loss to Adjusted EBITDA Reconciliation:
Net loss	$(4,677)	$(3,702)
Interest expense, net	4,909	4,935
Tax expense	483	629
Depreciation and amortization expense	4,304	3,921
EBITDA	5,019	5,783
Management fees (a)	563	563
Consulting fees (b)	250	250
Transaction related fees and expenses (c)	895	200
Adjusted EBITDA	$6,727	$6,796

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

(c)	Represents professional fees associated with exploration of acquisition opportunities during Q1 FY13 and the registration of the Notes with the SEC during Q1 FY12.
EBITDA and Adjusted EBITDA are supplemental measures to assess our operating performance that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are not measures of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as measures of our liquidity. Our measurements of EBITDA and Adjusted EBITDA and the ratios related thereto may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA and Adjusted EBITDA have limitations as analytical tools and you should not consider them in isolation or as substitutes for analysis of our operating results or cash flows as reported under GAAP. Some of these limitations are:

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
Liquidity and Capital Resources
Liquidity
Our principal ongoing source of operating liquidity is cash generated by our business operations and borrowings under our ABL Facility.
The ABL Facility provides senior secured financing of up to $30.0 million, subject to borrowing base and certain other restrictions on availability. As of December 31, 2012, there was $8.0 million outstanding under our ABL Facility, which bears interest at variable rates and matures on September 30, 2015. At December 31, 2012, letters of credit issued and outstanding were $1.6 million and borrowing availability under the ABL Facility was $20.4 million.
We believe that cash flows from operations and borrowings under the ABL Facility will be sufficient to meet our existing liquidity needs for the next 12 months.
On March 31, 2011, the Company and Pretium Finance issued $150.0 million aggregate principal amount of the Notes. The Notes are guaranteed by all of the Company's existing and future domestic subsidiaries (other than Pretium Finance) and mature on April 1, 2016.
We were in compliance with all of the covenants contained in the Notes and ABL Facility as of December 31, 2012.

Cash Flows
Our cash flows from operating, investing and financing activities for the three month periods ended December 31, 2012 and 2011 are summarized in the following table:

	Three months ended December 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$(4,752)	$(4,106)
Investing activities	(2,900)	(2,673)
Financing activities	7,936	6,729
Effect of exchange rates	(6)	14
Net (decrease) increase in cash	$278	$(36)
As of December 31, 2012, we had cash and cash equivalents of $1.2 million. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of these investments approximates fair value.
Cash used in operating activities was $4.8 million during Q1 FY13, compared to $4.1 million of cash used in operating activities during Q1 FY12. Cash used in operating activities during both periods was primarily due to the payment of accrued interest under the Notes on October 1, 2012 and 2011. The change in operating assets and liabilities used $4.7 million of cash during Q1 FY13 and $5.2 million during Q1 FY12. The changes in operating assets and liabilities included:

•
Cash provided by accounts receivable of $3.3 million and $3.4 million during Q1 FY13 and Q1 FY12, respectively, reflected timing of shipments and lower sales during both quarters as compared to the quarters ended September 30. 2012 and 2011.

•
Cash used in inventories was $3.3 million and $0.5 million during Q1 FY13 and Q1 FY12, respectively. The increase in cash used in inventories compared to Q1 FY12 primarily reflects inventory build during Q1 FY13 due to delays in timing of expected shipments, which were impacted by several customer shutdowns as a result of hurricane Sandy in the Northeast and an increase in the number and length of holiday related shutdowns relative to Q1 FY12.

•
Prepaid expenses and other current assets decreased, providing $1.4 million and $0.6 million of cash during during Q1 FY13 and Q1 FY12, respectively. The cash generated during both periods was primarily due to collection of vendor rebates and a decrease in income taxes receivable and prepaid insurance.

•
Accounts payable and accrued expenses used cash of $1.7 million and $4.4 million during Q1 FY13 and Q1 FY12, respectively. The decrease in cash used in accounts payable and accrued expenses compared to Q1 FY12 primarily reflects changes in related inventory levels and changes in certain vendor payment terms.

•
Accrued interest and bank fees used cash of $4.3 million during both Q1 FY13 and Q1 FY12. The use of cash during both periods reflects the $8.7 million in interest payments made on October 1, 2012 and 2011. The Notes require payment of interest semiannually on April 1 and October 1 and, at December 31, 2012 and 2011 there was three months of interest accrued under the Notes.

Net cash used in investing activities was $2.9 million and $2.7 million during Q1 FY13 and Q1 FY12, respectively, resulting from specific cash purchases of property, plant and equipment.
Net cash provided by financing activities was $7.9 million and $6.7 million during Q1 FY13 and Q1 FY12, respectively. The cash generated during both periods primarily represented borrowings under our ABL Facility to fund operating and investing activities.
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
Critical Accounting Policies
Management has evaluated the accounting policies used in the preparation of the Company’s condensed financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis and in "Note 1 Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.” There were no significant changes to the Company’s critical accounting policies during the three month period ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk in connection with changes in foreign exchange rates and interest rates, primarily in connection with interest on the outstanding balance under our ABL Facility.
Foreign Exchange Risk
We are exposed to fluctuations in foreign currency cash flows related to our Canadian operations, intercompany product shipments and intercompany loans. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. dollars. Primary exposures include the U.S. dollar versus functional currencies of our major markets, which include the Canadian dollar. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to protect anticipated exposures. We do not consider the potential loss arising from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of December 31, 2012, to be material.

Interest Rate Risk
We are exposed to interest rate volatility with regard to the current existing issuances of variable rate debt under our ABL Facility. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary. At December 31, 2012, approximately 5.0%, or $8.0 million, of our debt was floating rate debt and the weighted average interest rate for all debt was 11.0%. If the relevant interest rates for all of the Company's floating rate debt was 100 basis points higher than actual during the three month period ended December 31, 2012, the Company's interest expense would have increased by less than $0.1 million.

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
Changes in Controls and Procedures
In addition, the Company's management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the Chief Executive Officer and the Chief Financial Officer, of changes in the Company's internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
There have been no material changes to any of the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (under "Item 1A Risk Factors").

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

PRETIUM PACKAGING, L.L.C.

Date:	February 12, 2013	By:	/s/ George A. Abd
George A. Abd
President and Chief Executive Officer

Date:	February 12, 2013	By:	/s/ Robert A. Robison
Robert A. Robison
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1 *	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
§
In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.