Form 10-Q
period 2013-03-31
PRETIUM PACKAGING L L C
filed 2013-05-06
CIK 1064090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

For the quarterly period ended March 31, 2013
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

As of May 6, 2013:

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

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31, 2013	September 30, 2012
Assets
Current assets:
Cash	$1,035	$913
Accounts receivable, net of allowances of $707 and $716	27,646	24,163
Inventories	26,154	23,895
Prepaid expenses and other assets	3,201	3,671
Deferred tax assets	664	669
Total current assets	58,700	53,311
Property, plant and equipment, net	69,538	72,410
Other assets:
Goodwill	40,453	40,561
Other intangibles, net	34,141	35,010
Deferred financing fees, net	5,766	6,738
Other non current assets	383	393
Total other assets	80,743	82,702
Total assets	$208,981	$208,423
Liabilities and Members' Equity
Current liabilities:
Current maturities of long-term debt	$95	$159
Accounts payable	21,400	22,363
Accrued expenses	6,262	6,254
Accrued interest and bank fees	8,674	8,672
Total current liabilities	36,431	37,448
Long-term liabilities:
Long-term debt, less current maturities	159,865	150,025
Deferred tax liabilities	9,196	9,610
Other long-term liabilities	564	683
Total long-term liabilities	169,625	160,318

Members' equity:
Members' equity	2,224	9,265
Accumulated other comprehensive income	701	1,392
Total members' equity	2,925	10,657
Total liabilities and members' equity	$208,981	$208,423

See accompanying notes to condensed consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net sales	$62,661	$59,098	$115,381	$114,097
Cost of sales	54,259	50,717	100,277	98,577
Gross profit	8,402	8,381	15,104	15,520

Operating expenses:
Selling, general and administrative expenses	4,783	4,505	9,368	9,133
Transaction-related fees and expenses	—	—	895	200
Loss (gain) on foreign currency exchange	104	(26)	157	(9)
Depreciation	129	111	258	220
Amortization of intangibles	325	325	650	648
Total operating expenses	5,341	4,915	11,328	10,192
Income from operations	3,061	3,466	3,776	5,328
Other expenses:
Interest	4,900	4,910	9,809	9,845
Total other expenses	4,900	4,910	9,809	9,845
Loss before income tax provision	(1,839)	(1,444)	(6,033)	(4,517)
Income tax provision	525	822	1,008	1,451
Net loss	$(2,364)	$(2,266)	$(7,041)	$(5,968)

See accompanying notes to condensed consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Comprehensive Income (Loss):
Net loss	$(2,364)	$(2,266)	$(7,041)	$(5,968)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	(433)	448	(691)	1,137
Total comprehensive loss	$(2,797)	$(1,818)	$(7,732)	$(4,831)

See accompanying notes to condensed consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	March 31,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(7,041)	$(5,968)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	8,019	7,164
Amortization of intangibles	650	648
Amortization of deferred financing fees	972	989
Deferred taxes	(382)	489
Changes in assets and liabilities:
Accounts receivable	(3,616)	1,244
Inventories	(2,417)	(1,532)
Prepaid expenses and other assets	462	1,072
Accounts payable and accrued expenses	(793)	(2,295)
Accrued interest and bank fees	2	(28)
Other	(100)	67
Net cash (used in) provided by operating activities	(4,244)	1,850
Cash Flows From Investing Activities
Purchase of property, plant and equipment	(5,396)	(5,595)
Net cash used in investing activities	(5,396)	(5,595)
Cash Flows From Financing Activities
Repayments to revolving line of credit	(30,894)	(31,911)
Proceeds from revolving line of credit	40,759	35,857
Repayments of other debt obligations	(89)	(83)
Payment of bank and other related loan fees	—	(16)
Net cash provided by financing activities	9,776	3,847
Net increase in cash	136	102
Effect of foreign currency translation adjustment	(14)	32
Cash - beginning of period	913	1,156
Cash - end of period	$1,035	$1,290

Supplemental Disclosure of Cash Flow Information
Interest paid	$8,816	$8,856
Income taxes paid	$1,534	$575

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

Note 2.	Inventories
Inventories, stated at lower of cost or market, consisted of the following at March 31, 2013 and September 30, 2012:

	March 31, 2013	September 30, 2012
Finished goods	$14,748	$12,475
Raw materials	11,406	11,420
Inventories	$26,154	$23,895

Note 3.	Property, Plant, and Equipment, Net
Property, plant, and equipment at March 31, 2013 and September 30, 2012 consisted of the following:

	March 31, 2013	September 30, 2012
Land	$2,120	$2,120
Buildings and improvements	24,500	24,962
Machinery and equipment	56,332	54,469
Molds	26,344	24,866
Capital improvements in progress	3,863	1,794
Property, plant and equipment, gross	113,159	108,211
Accumulated depreciation	(43,621)	(35,801)
Property, plant and equipment, net	$69,538	$72,410

Depreciation expense was $4.0 million and $3.6 million during the three month periods ended March 31, 2013 and 2012, respectively. Depreciation expense was $8.0 million and $7.2 million during the six month periods ended March 31, 2013 and 2012, respectively.

Note 4.	Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the three month period ended March 31, 2013 and the year ended September 30, 2012 are presented in the table below:

	March 31, 2013	September 30, 2012
Beginning balance	$40,561	$40,354
Currency translation adjustment	(108)	207
Ending balance	$40,453	$40,561
Other Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of other intangible assets at March 31, 2013:

	Gross carrying amount	Weighted average amortization period	Accumulated Amortization	Currency Translation Adjustment	Net Book Value
Customer relationships	$25,800	20 years	(4,060)	124	$21,864
Trademarks	12,280	Indefinite	(80)	77	12,277
Total	$38,080		(4,140)	201	$34,141
The following table presents the gross carrying amount and accumulated amortization of other intangible assets at September 30, 2012:

	Gross carrying amount	Weighted average amortization period	Accumulated Amortization	Currency Translation Adjustment	Net Book Value
Customer relationships	$25,800	20 years	$(3,410)	$246	$22,636
Trademarks	12,280	Indefinite	(80)	174	12,374
Total	$38,080		$(3,490)	$420	$35,010
Customer relationships are amortized over 20 years. The accumulated amortization related to the Trademarks is related to the subsequent amortization of the PVC trademarks. The Pretium trademark is not amortized and has an indefinite useful life.
Amortization expense was $0.3 million and $0.7 million during each of the the three and six month periods ended March 31, 2013 and 2012, respectively.

Note 5.	Long-term Debt
At March 31, 2013 and September 30, 2012, long-term debt obligations consisted of the following:

	March 31,	September 30,
	2013	2012
Long-term debt:
Revolving line of credit	$9,865	$—
11.5% senior secured notes	150,000	150,000
Total Senior Debt	159,865	150,000
Other	95	184
Total long-term debt, including current maturities	159,960	150,184
Current maturities of long-term debt	95	159
Total long-term debt, less current maturities	$159,865	$150,025
Under the terms of the Company’s debt agreements, at March 31, 2013, the scheduled interest rates and maturity dates were as follows:

	Interest rates	Scheduled maturity dates
Revolving line of credit	Prime plus 0.5% *	September 30, 2015
11.5% senior secured notes	11.5%	April 1, 2016

*
The revolving line of credit also has interest rate options based on LIBOR plus a margin of 1.5%. At March 31, 2013, the applicable rate under the prime and LIBOR options was 3.75% and 1.7%, respectively.

Note 6.	Pretium Capital Structure
At March 31, 2013, the Company’s capital structure consisted of 1 share of its Class A Member units, held by Pretium Intermediate. Pretium Intermediate is 100% owned by Pretium Holding as of March 31, 2013. The membership units of Pretium Holding are designated Class A units, Class B-1 units, Class B-2 units and Class B-3 units. The Class A and B-2 units contain certain distribution and liquidation preferences, the Class B-1 units contain voting rights and the Class B-3 units are non-voting units intended for employees and directors.

Note 7.	Income Taxes
The Company is a pass-through tax entity except for certain states in which it conducts business. No provision for income taxes has been made in these condensed consolidated financial statements other than for certain subsidiaries which are Subchapter C Corporations.
The effective tax rate differs from the statutory tax rate for the Company primarily due to the Company’s pass-through entity treatment for tax purposes. Losses before income tax at the partnership level exceeded the income before income tax at the subsidiary level and the Company recorded an income tax provision of $0.5 million and $0.8 million during the three month periods ended March 31, 2013 and 2012, respectively. The Company recorded an income tax provision of $1.0 million and $1.5 million during the six month periods ended March 31, 2013 and 2012, respectively.

The Company evaluates the net realizable value of its deferred tax assets each reporting period. The Company must consider all objective evidence, both positive and negative, in evaluating the future realization of its deferred tax assets, including tax loss carry forwards. Historical information is supplemented by all currently available information about future tax years. Realization requires sufficient taxable income to use deferred tax assets. The Company records a valuation allowance for each deferred tax asset for which realization is assessed as not more likely than not. In particular, the Company’s assessment that deferred tax assets will be realized considered the estimate of future  taxable income generated from various sources, including the expected recovery of operations from the Canadian subsidiary, and increased profitability due to prior cost reductions, plant restructuring, and revenue growth. If the current estimates of future taxable income are not realized, or future estimates of taxable income are reduced, then the assessment regarding the realization of deferred tax assets could change and have a material impact on the statement of operations. As of March 31, 2013, the Company’s valuation allowance of $3.7 million increased $0.2 million from September 30, 2012.
At March 31, 2013 and September 30, 2012, the total balance of unrecognized tax benefits was $0.1 million.

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
The Company does not have any financial assets or liabilities measured at fair value on a recurring basis as of March 31, 2013.
Non-financial assets and liabilities, such as goodwill and long-lived assets, are tested for impairment on the occurrence of a triggering event or in the case of goodwill and other indefinite-lived intangible assets, on at least an annual basis. The Company completed its annual impairment test of the carrying values of goodwill and indefinite-lived trademarks as of December 31, 2012 and concluded there was no impairment. The Company did not identify any events or changes in circumstances that would indicate that the carrying amount of long-lived assets may not be recoverable as of March 31, 2013.
The Company does not have any other financial instruments within the scope of the fair value disclosure requirements as of March 31, 2013.

Note 10.	Related Party Transactions
On February 17, 2010, the former majority owner of the Company, who now serves on the Company's Board of Directors, entered into a seven year consulting agreement (including a non-competition clause). The Company's cost for these services was $0.3 million and $0.6 million during the three and six month periods ended March 31, 2013 and 2012, respectively.

The Company has entered into a management agreement to retain Castle Harlan, Inc. to provide business and organizational strategy, financial and investment management, advisory, and merchant and investment banking services to the Company. In exchange for these services, the Company pays management fees of $2.3 million, annually. The Company recorded total expense related to this agreement of $0.6 million and $1.1 million during the three and six month periods ended March 31, 2013 and 2012, respectively.
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
The following table provides the geographic distributions of the Company's net sales for the three month periods ended March 31, 2013 and 2012:

Net Sales	U.S.	Canada	Total
Quarter ended March 31, 2013	$53,881	$8,780	$62,661
Quarter ended March 31, 2012	$49,485	$9,613	$59,098
The following table provides the geographic distributions of the Company's net sales for the six month periods ended March 31, 2013 and 2012:

Net Sales	U.S.	Canada	Total
Six months ended March 31, 2013	$97,622	$17,759	$115,381
Six months ended March 31, 2012	$94,092	$20,005	$114,097
The following table provides the geographic distributions of the Company's long-lived assets as of March 31, 2013 and September 30, 2012:

Total Long-lived Assets	U.S.	Canada	Total
March 31, 2013	$127,400	$16,732	$144,132
September 30, 2012	$129,664	$18,317	$147,981

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our product mix is reasonably stable with most products providing a similar material margin (defined as net sales minus raw material costs) and contribution margin (defined as sales price minus variable costs), though lighter weight units have lower transaction costs. The only significant exception is with regard to preforms sold. While we utilize most of the preforms we manufacture internally to produce bottles for customers, we also sell preforms to customers who then manufacture their own bottles. This enables us to utilize already established capital assets. Preforms are manufactured by the injection molding process and generally have the lowest material margin of any product we sell.
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

The average industry prices per pound of PET and HDPE, as published by Chemical Data as of March 31, 2013, were as follows during the periods indicated:

	PET		HDPE
	2013	2012	2013	2012
October **	$0.87	$0.94	$0.68	$0.66
November **	0.88	0.89	0.66	0.66
December **	0.88	0.84	0.66	0.71
1st quarter average cost	0.88	0.89	0.67	0.68
January	0.91	0.85	0.71	0.71
February	0.94	0.90	0.75	0.74
March	0.91	0.91	0.75	0.77
2nd quarter average cost	0.92	0.89	0.74	0.74
Year to date average cost	0.90	0.89	0.70	0.71
Source: ChemData

**
Beginning in January 2013, Chemical Data announced a downward non-market adjustment of $0.045 cents per pound of PET. For comparability purposes, the PET average prices per pound prior to January 2013 have been adjusted to reflect the $0.045 cent market adjustment.

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
Results of Operations
Performance during the Quarter Ended March 31, 2013 (“Q2 FY13”) Compared with the Quarter Ended March 31, 2012 (“Q2 FY12”)
Net Sales

	Q2 2013	Q2 2012	$ Change	% Change
In thousands
Net sales	$62,661	$59,098	$3,563	6.0%
Net sales were $62.7 million during Q2 FY13, which represents an increase of $3.6 million, or 6%, as compared to $59.1 million during Q2 FY12. The increase in net sales was attributable to a 9% increase in sales volume, which was partially offset by changes in pricing and product mix. The impact of pricing and mix was the combination of the positive shift in mix, with bottle sales up while preform sales were down, which was more than offset by a decrease in average bottle weights compared to the prior year. This combination resulted in a 3% decrease in average selling prices per unit relative to Q2 FY12, which negatively impacted net sales by approximately $2.0 million.
Gross Profit

	Q2 2013	Q2 2012	$ Change	% Change
In thousands
Gross profit	$8,402	$8,381	$21	0.3%
Gross profit during Q2 FY13 was $8.4 million, which is unchanged compared to Q2 FY12. The impact of higher net sales was mitigated by the timing of resin costs increases during the period and a lag in our ability to pass through resin price increases under our agreements with our contractual customers. PET resin prices increased monthly from August through February and HDPE resin prices increased in both January and February. Gross profit was also impacted by a $0.5 million increase in depreciation expense and a $0.3 million increase in health care expenses, which was due to several high cost claims, compared to Q2 FY12.

Operating Expenses

	Q2 2013	Q2 2012	$ Change	% Change
In thousands
Selling, general and administrative expenses	$4,783	$4,505	$278	6.2%
Other operating expenses	558	410	148	36.1%
Total operating expenses	$5,341	$4,915	$426	8.7%
SG&A Expenses
SG&A expenses were $4.8 million during Q2 FY13, which represents an increase of $0.3 million, or 6%, compared to Q2 FY12. The increase compared to Q2 FY12 was driven by increases in selling expenses, employee benefits, and audit and tax related professional fees.
Other Operating Expenses
Other operating expenses during Q2 FY13 were $0.6 million, which represents an increase of $0.1 million compared to Q2 FY12. The increase in other operating expenses is due to unfavorable changes in foreign currency exchange rates, which resulted in a $0.1 million loss during Q2 FY13 compared to an insignificant gain on foreign currency exchange during Q2 FY12.
Other Expenses

	Q2 2013	Q2 2012	$ Change	% Change
In thousands
Interest expense	$4,900	$4,910	$(10)	(0.2)%
Interest expense during Q2 FY13 was $4.9 million, which was unchanged compared to Q2 FY12.
Income Tax Provision

	Q2 2013	Q2 2012	$ Change	% Change
In thousands
Income tax provision	$525	$822	$(297)	(36.1)%
As a limited liability company, we are a pass-through tax entity. No provision, except for certain states in which we conduct business, as well as certain of our subsidiaries, is made in the financial statements for income taxes. Our subsidiaries, Robb and PVC, are subject to corporate income taxes under Subchapter C of the Internal Revenue Code. We recognized an income tax provision of $0.5 million during Q2 FY13 and $0.8 million during Q2 FY12 for Robb and PVC based on their pre-tax income or loss.

Performance During the Six Months March 31, 2013 ("FY 2013") Compared with the Six Months Ended March 31, 2012 ("FY 2012")
Net Sales

	FY 2013	FY 2012	$ Change	% Change
In thousands
Net sales	$115,381	$114,097	$1,284	1.1%
Net sales were $115.4 million during the six months ended March 31, 2013, which represents an increase of $1.3 million, or 1%, as compared to $114.1 million during the six months ended March 31, 2012. The overall increase in net sales was primarily attributable to a 5% increase in sales volume. The positive impact of higher volumes was partially offset by a 4% decrease as a result of changes in pricing and product mix. We experienced a 4% decrease in our average selling price per unit, which was driven by a shift to lighter weight bottles compared to prior year. The decrease in the average selling price per unit negatively impacted net sales by approximately $4.9 million.
Gross Profit

	FY 2013	FY 2012	$ Change	% Change
In thousands
Gross profit	$15,104	$15,520	$(416)	(2.7)%
Gross profit during the six months ended March 31, 2013 was $15.1 million, which represents a decrease of $0.4 million compared to the six months ended March 31, 2012. The decrease in gross profit compared to the prior year was due to an $0.8 million increase in depreciation expense and a $0.2 million increase in health care expenses. Gross profit was negatively impacted by the timing of resin cost increases during the period and the structural lag in our price pass through agreements with our contractual customers.
Operating Expenses

	FY 2013	FY 2012	$ Change	% Change
In thousands
Selling, general and administrative expenses	$9,368	$9,133	$235	2.6%
Other operating expenses	1,960	1,059	901	85.1%
Total operating expenses	$11,328	$10,192	$1,136	11.1%
SG&A Expenses
SG&A expenses were $9.4 million during the six months ended March 31, 2013, which represents an increase of $0.2 million, or 3%, compared to the six months ended March 31, 2012. The increase compared to the six months ended March 31, 2012 was driven by increases in selling expenses, employee benefits, and audit and tax related professional fees.
Other Operating Expenses
Other operating expenses during the six months ended March 31, 2013 were $2.0 million, which represents an increase of $0.9 million compared to the six months ended March 31, 2012. The increase in other operating expenses is due to a $0.7 million increase in transaction related fees and expenses associated with our exploration of acquisition opportunities during the six months ended March 31, 2013 compared to the six months ended March 31, 2012. Additionally, unfavorable changes in foreign currency exchange rates resulted in a $0.2 million loss during the six months ended March 31, 2013 compared to an insignificant gain on foreign currency exchange during the six months ended March 31, 2012.
Other Expenses

	FY 2013	FY 2012	$ Change	% Change
In thousands
Interest expense	$9,809	$9,845	$(36)	(0.4)%
Interest expense during the six months ended March 31, 2013 was $9.8 million, which was unchanged compared to the six months ended March 31, 2012.
Income Tax Provision

	FY 2013	FY 2012	$ Change	% Change
In thousands
Income tax provision	$1,008	$1,451	$(443)	(30.5)%
As a limited liability company, we are a pass-through tax entity. No provision, except for certain states in which we conduct business, as well as certain of our subsidiaries, is made in the financial statements for income taxes. Our subsidiaries, Robb and PVC, are subject to corporate income taxes under Subchapter C of the Internal Revenue Code. We recognized an income tax provision of $1.0 million during the six months ended March 31, 2013 and $1.5 million during the six months ended March 31, 2012 for Robb and PVC based on their pre-tax income or loss.
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
The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three and six month periods ended March 31, 2013 and 2012:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net Loss to Adjusted EBITDA Reconciliation:
Net loss	$(2,364)	$(2,266)	$(7,041)	$(5,968)
Interest expense, net	4,900	4,910	9,809	9,845
Tax expense	525	822	1,008	1,451
Depreciation and amortization expense	4,365	3,891	8,669	7,812
EBITDA	7,426	7,357	12,445	13,140
Management fees (a)	562	563	1,125	1,126
Consulting fees (b)	305	300	555	550
Transaction related fees and expenses (c)	—	—	895	200
Adjusted EBITDA	$8,293	$8,220	$15,020	$15,016

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

(c)
Represents professional fees associated with exploration of acquisition opportunities during the six months ended March 31, 2013 and the registration of the Notes with the SEC during the six months ended March 31, 2012.

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
The ABL Facility provides senior secured financing of up to $30.0 million, subject to borrowing base and certain other restrictions on availability. As of March 31, 2013, there was $9.9 million outstanding under our ABL Facility, which bears interest at variable rates and matures on September 30, 2015. At March 31, 2013, letters of credit issued and outstanding were $1.6 million and borrowing availability under the ABL Facility was $18.5 million.
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
We were in compliance with all of the covenants contained in the Notes and ABL Facility as of March 31, 2013.

Cash Flows
Our cash flows from operating, investing and financing activities for the six month periods ended March 31, 2013 and 2012 are summarized in the following table:

	Six Months Ended
	March 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$(4,244)	$1,850
Investing activities	(5,396)	(5,595)
Financing activities	9,776	3,847
Effect of exchange rates	(14)	32
Net (decrease) increase in cash	$122	$134
As of March 31, 2013, we had cash and cash equivalents of $1.0 million. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of these investments approximates fair value.

Cash used in operating activities was $4.2 million during the six months ended March 31, 2013, compared to $1.9 million of cash generated from operating activities during the six months ended March 31, 2012. The use of cash in operating activities during the six months ended March 31, 2013 was primarily due to higher cash used by operating working capital compared to the six months ended March 31, 2012. The change in operating assets and liabilities used $6.5 million and $1.5 million of cash during the six months ended March 31, 2013 and 2012, respectively. The changes in operating assets and liabilities included:

•
Cash used in accounts receivable was $3.6 million during the six months ended March 31, 2013 compared to $1.2 million of cash generated during the six months ended March 31, 2012, which is reflective of changes in the volume and timing of sales and collections within these periods

•
Cash used in inventories was $2.4 million and $1.5 million during the six months ended March 31, 2013 and 2012, respectively, which reflects investments in inventory during those periods as we anticipated a higher volume quarter. The six months ended March 31, 2013 was impacted by an increase in inventories during the first three months of the period due to delays in timing of expected shipments as a result of several customer shutdowns as a result of hurricane Sandy in the Northeast and an increase in the number and length of holiday related shutdowns relative to fiscal 2012. We have reduced inventories by $1.0 million since December 31, 2012.

•
Prepaid expenses and other current assets decreased, providing $0.5 million and $1.1 million of cash during the six months ended March 31, 2013 and 2012, respectively. The cash generated during the six months ended March 31, 2013 was primarily due to a decrease in prepaid insurance. The cash generated during the six months ended March 31, 2012 was primarily due to a decrease in income taxes receivable and prepaid insurance.

•
Accounts payable and accrued expenses used cash of $0.8 million and $2.3 million during the six months ended March 31, 2013 and 2012, respectively, primarily due to reduced purchasing levels and timing of payments to vendors at March 31.

Net cash used in investing activities was $5.4 million and $5.6 million during Q2 FY13 and Q2 FY12, respectively, resulting from specific cash purchases of property, plant and equipment.
Net cash provided by financing activities was $9.8 million and $3.8 million during the six months ended March 31, 2013 and 2012, respectively. The cash generated during both periods primarily represented borrowings under our ABL Facility to fund operating and investing activities.
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
Critical Accounting Policies
Management has evaluated the accounting policies used in the preparation of the Company’s condensed financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis and in "Note 1 Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.” There were no significant changes to the Company’s critical accounting policies during the three and six month periods ended March 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk in connection with changes in foreign exchange rates and interest rates, primarily in connection with interest on the outstanding balance under our ABL Facility.
Foreign Exchange Risk
We are exposed to fluctuations in foreign currency cash flows related to our Canadian operations, intercompany product shipments and intercompany loans. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. dollars. Primary exposures include the U.S. dollar versus functional currencies of our major markets, which include the Canadian dollar. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to protect anticipated exposures. We do not consider the potential loss arising from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of March 31, 2013, to be material.
Interest Rate Risk
We are exposed to interest rate volatility with regard to the current existing issuances of variable rate debt under our ABL Facility. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary. At March 31, 2013, approximately 6.2%, or $9.9 million, of our debt was floating rate debt and the weighted average interest rate for all debt was 11%. If the relevant interest rates for all of the Company's floating rate debt was 100 basis points higher than actual during the three month period ended March 31, 2013, the Company's interest expense would have increased by less than $0.1 million.

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
Changes in Controls and Procedures
In addition, the Company's management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the Chief Executive Officer and the Chief Financial Officer, of changes in the Company's internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PRETIUM PACKAGING, L.L.C.

Date:	May 6, 2013	By:	/s/ George A. Abd
George A. Abd
President and Chief Executive Officer

Date:	May 6, 2013	By:	/s/ Robert A. Robison
Robert A. Robison
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1 *	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
§
In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.