Form 10-Q
period 2013-06-30
PRETIUM PACKAGING L L C
filed 2013-08-13
CIK 1064090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

As of August 13, 2013:

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements which may be "forward-looking statements" within the meaning of the federal securities laws. All of the statements other than historical facts are forward-looking statements. As a general matter, forward-looking statements are those focused upon anticipated events or trends, expectations, and beliefs relating to matters that are not historical in nature. The words “could,” “anticipate,” “preliminary,” “expect,” “believe,” “estimate,” “intend,” “plan,” “will,” “foresee,” “project,” “forecast,” or the negative thereof or variations thereon, and similar expressions, identify forward-looking statements.
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

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 30, 2013	September 30, 2012
Assets
Current assets:
Cash	$645	$913
Accounts receivable, net of allowances of $825 and $716	27,420	24,163
Inventories	26,684	23,895
Prepaid expenses and other assets	3,131	3,671
Deferred tax assets	614	669
Total current assets	58,494	53,311
Property, plant and equipment, net	66,542	72,410
Other assets:
Goodwill	40,343	40,561
Other intangibles, net	33,596	35,010
Deferred financing fees, net	5,277	6,738
Other non current assets	364	393
Total other assets	79,580	82,702
Total assets	$204,616	$208,423
Liabilities and Members' Equity (Deficit)
Current liabilities:
Current maturities of long-term debt	$50	$159
Accounts payable	24,490	22,363
Accrued expenses	6,849	6,254
Accrued interest and bank fees	4,363	8,672
Total current liabilities	35,752	37,448
Long-term liabilities:
Long-term debt, less current maturities	160,210	150,025
Deferred tax liabilities	8,619	9,610
Other long-term liabilities	500	683
Total long-term liabilities	169,329	160,318

Members' equity (deficit):
Members' equity (deficit)	(500)	9,265
Accumulated other comprehensive income	35	1,392
Total members' equity (deficit)	(465)	10,657
Total liabilities and members' equity (deficit)	$204,616	$208,423

See accompanying notes to condensed consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales	$63,220	$60,686	$178,601	$174,783
Cost of sales	54,283	52,288	154,560	150,865
Gross profit	8,937	8,398	24,041	23,918

Operating expenses:
Selling, general and administrative expenses	4,990	4,661	14,358	13,794
Transaction-related fees and expenses	—	107	895	307
Loss on foreign currency exchange	100	80	257	71
Loss on disposal of plant and equipment	709	—	709	—
Depreciation	109	112	367	332
Amortization of intangibles	323	324	973	972
Total operating expenses	6,231	5,284	17,559	15,476
Income from operations	2,706	3,114	6,482	8,442
Other expenses:
Interest	4,918	4,919	14,727	14,764
Total other expenses	4,918	4,919	14,727	14,764
Loss before income tax provision	(2,212)	(1,805)	(8,245)	(6,322)
Income tax provision	512	1,039	1,520	2,490
Net loss	$(2,724)	$(2,844)	$(9,765)	$(8,812)

See accompanying notes to condensed consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Comprehensive Income (Loss):
Net loss	$(2,724)	$(2,844)	$(9,765)	$(8,812)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	(666)	(467)	(1,357)	670
Total comprehensive loss	$(3,390)	$(3,311)	$(11,122)	$(8,142)

See accompanying notes to condensed consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	June 30,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(9,765)	$(8,812)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	12,082	10,902
Amortization of intangibles	973	972
Amortization of deferred financing fees	1,461	1,478
Loss on disposal of plant and equipment	709	—
Deferred taxes	(883)	392
Changes in assets and liabilities:
Accounts receivable	(3,507)	1,566
Inventories	(3,106)	1,197
Prepaid expenses and other assets	524	1,245
Accounts payable and accrued expenses	3,038	(3,807)
Accrued interest and bank fees	(4,309)	(4,331)
Other	(139)	(52)
Net cash (used in) provided by operating activities	(2,922)	750
Cash Flows From Investing Activities
Purchase of property, plant and equipment	(7,597)	(6,989)
Proceeds from sale of plant and equipment	194	—
Net cash used in investing activities	(7,403)	(6,989)
Cash Flows From Financing Activities
Repayments to revolving line of credit	(47,352)	(50,637)
Proceeds from revolving line of credit	57,562	56,753
Repayments of other debt obligations	(134)	(125)
Payment of bank and other related loan fees	—	(16)
Net cash provided by financing activities	10,076	5,975
Net decrease in cash	(249)	(264)
Effect of foreign currency translation adjustment	(19)	20
Cash - beginning of period	913	1,156
Cash - end of period	$645	$912

Supplemental Disclosure of Cash Flow Information
Interest paid	$17,551	$17,584
Income taxes paid	$2,302	$1,273

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

Note 2.	Inventories
Inventories, stated at lower of cost or market, consisted of the following at June 30, 2013 and September 30, 2012:

	June 30, 2013	September 30, 2012
Finished goods	$14,296	$12,475
Raw materials	12,388	11,420
Inventories	$26,684	$23,895

Note 3.	Property, Plant, and Equipment, Net
Property, plant, and equipment at June 30, 2013 and September 30, 2012 consisted of the following:

	June 30, 2013	September 30, 2012
Land	$1,770	$2,120
Buildings and improvements	23,860	24,962
Machinery and equipment	56,450	54,469
Molds	27,208	24,866
Capital improvements in progress	4,574	1,794
Property, plant and equipment, gross	113,862	108,211
Accumulated depreciation	(47,320)	(35,801)
Property, plant and equipment, net	$66,542	$72,410

Depreciation expense was $4.1 million and $3.7 million during the three month periods ended June 30, 2013 and 2012, respectively. Depreciation expense was $12.1 million and $10.9 million during the nine month periods ended June 30, 2013 and 2012, respectively.

Note 4.	Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the nine month period ended June 30, 2013 and the year ended September 30, 2012 are presented in the table below:

	June 30, 2013	September 30, 2012
Beginning balance	$40,561	$40,354
Currency translation adjustment	(218)	207
Ending balance	$40,343	$40,561
Other Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of other intangible assets at June 30, 2013:

	Gross carrying amount	Weighted average amortization period	Accumulated Amortization	Currency Translation Adjustment	Net Book Value
Customer relationships	$25,800	20 years	(4,383)	2	$21,419
Trademarks	12,280	Indefinite	(80)	(23)	12,177
Total	$38,080		(4,463)	(21)	$33,596
The following table presents the gross carrying amount and accumulated amortization of other intangible assets at September 30, 2012:

	Gross carrying amount	Weighted average amortization period	Accumulated Amortization	Currency Translation Adjustment	Net Book Value
Customer relationships	$25,800	20 years	$(3,410)	$246	$22,636
Trademarks	12,280	Indefinite	(80)	174	12,374
Total	$38,080		$(3,490)	$420	$35,010
Customer relationships are amortized over 20 years. The accumulated amortization related to the Trademarks is related to the subsequent amortization of the PVC trademarks. The Pretium trademark is not amortized and has an indefinite useful life.
Amortization expense was $0.3 million and $1.0 million during each of the the three and nine month periods ended June 30, 2013 and 2012, respectively.

Note 5.	Long-term Debt
At June 30, 2013 and September 30, 2012, long-term debt obligations consisted of the following:

	June 30,	September 30,
	2013	2012
Long-term debt:
Revolving line of credit	$10,210	$—
11.5% senior secured notes	150,000	150,000
Total Senior Debt	160,210	150,000
Other	50	184
Total long-term debt, including current maturities	160,260	150,184
Current maturities of long-term debt	50	159
Total long-term debt, less current maturities	$160,210	$150,025
Under the terms of the Company’s debt agreements, at June 30, 2013, the scheduled interest rates and maturity dates were as follows:

	Interest rates	Scheduled maturity dates
Revolving line of credit	Prime plus 0.5% *	September 30, 2015
11.5% senior secured notes	11.5%	April 1, 2016

*
The revolving line of credit also has interest rate options based on LIBOR plus a margin of 1.5%. At June 30, 2013, the applicable rate under the prime and LIBOR options was 3.75% and 1.7%, respectively.

Note 6.	Pretium Capital Structure
At June 30, 2013, the Company’s capital structure consisted of 1 share of its Class A Member units, held by Pretium Intermediate. Pretium Intermediate is 100% owned by Pretium Holding as of June 30, 2013. The membership units of Pretium Holding are designated Class A units, Class B-1 units, Class B-2 units and Class B-3 units. The Class A and B-2 units contain certain distribution and liquidation preferences, the Class B-1 units contain voting rights and the Class B-3 units are non-voting units intended for employees and directors.

Note 7.	Income Taxes
The Company is a pass-through tax entity except with respect to certain states in which it conducts business. No provision for income taxes has been made in these condensed consolidated financial statements other than for certain subsidiaries which are Subchapter C Corporations.
The effective tax rate differs from the statutory tax rate for the Company primarily due to the Company’s pass-through entity treatment for tax purposes. Losses before income tax at the partnership level exceeded the income before income tax at the subsidiary level and the Company recorded an income tax provision of $0.5 million and $1.0 million during the three month periods ended June 30, 2013 and 2012, respectively. The Company recorded an income tax provision of $1.5 million and $2.5 million during the nine month periods ended June 30, 2013 and 2012, respectively.

The Company evaluates the net realizable value of its deferred tax assets each reporting period. The Company must consider all objective evidence, both positive and negative, in evaluating the future realization of its deferred tax assets, including tax loss carry forwards. Historical information is supplemented by all currently available information about future tax years. Realization requires sufficient taxable income to use deferred tax assets. The Company records a valuation allowance for each deferred tax asset for which realization is assessed as not more likely than not. In particular, the Company’s assessment that deferred tax assets will be realized considered the estimate of future  taxable income generated from various sources, including the expected recovery of operations from the Canadian subsidiary, and increased profitability due to prior cost reductions, plant restructuring, and revenue growth. If the current estimates of future taxable income are not realized, or future estimates of taxable income are reduced, then the assessment regarding the realization of deferred tax assets could change and have a material impact on the statement of operations. As of June 30, 2013, the Company’s valuation allowance of $3.7 million increased $0.1 million from September 30, 2012.
At June 30, 2013 and September 30, 2012, the total balance of unrecognized tax benefits was $0.1 million.

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
The Company does not have any financial assets or liabilities measured at fair value on a recurring basis as of June 30, 2013.
Non-financial assets and liabilities, such as goodwill and long-lived assets, are tested for impairment on the occurrence of a triggering event or in the case of goodwill and other indefinite-lived intangible assets, on at least an annual basis. The Company completed its annual impairment test of the carrying values of goodwill and indefinite-lived trademarks as of December 31, 2012 and concluded there was no impairment. The Company did not identify any events or changes in circumstances that would indicate that the carrying amount of long-lived assets may not be recoverable as of June 30, 2013.
The Company does not have any other financial instruments within the scope of the fair value disclosure requirements as of June 30, 2013.

Note 10.	Related Party Transactions
On February 17, 2010, the former majority owner of the Company, who now serves on the Company's Board of Directors, entered into a seven year consulting agreement (including a non-competition clause). The Company's cost for these services was $0.3 million and $0.8 million during the three and nine month periods ended June 30, 2013 and 2012, respectively.

The Company has entered into a management agreement to retain Castle Harlan, Inc. to provide business and organizational strategy, financial and investment management, advisory, and merchant and investment banking services to the Company. In exchange for these services, the Company pays management fees of $2.3 million, annually. The Company recorded total expense related to this agreement of $0.6 million and $1.7 million during the three and nine month periods ended June 30, 2013 and 2012, respectively.
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
The following table provides the geographic distributions of the Company's net sales for the three month periods ended June 30, 2013 and 2012:

Net Sales	U.S.	Canada	Total
Quarter ended June 30, 2013	$53,492	$9,728	$63,220
Quarter ended June 30, 2012	$50,665	$10,021	$60,686
The following table provides the geographic distributions of the Company's net sales for the nine month periods ended June 30, 2013 and 2012:

Net Sales	U.S.	Canada	Total
Nine months ended June 30, 2013	$151,114	$27,487	$178,601
Nine months ended June 30, 2012	$144,757	$30,026	$174,783
The following table provides the geographic distributions of the Company's long-lived assets as of June 30, 2013 and September 30, 2012:

Total Long-lived Assets	U.S.	Canada	Total
June 30, 2013	$124,694	$15,787	$140,481
September 30, 2012	$129,664	$18,317	$147,981

Note 12.	Subsequent Events
The Company has evaluated all events or transactions that occurred after June 30, 2013 up through the date the condensed financial statements were issued.
On July 15, 2013, the Company announced that it will be closing its manufacturing operations located in Pointe Claire, Quebec, Canada. The Company will be consolidating the Point Claire operations with its operations in its other facilities in Quebec, Canada and the United States. The Company expects to have substantially completed its consolidation activities by December 31, 2013.
The Company expects to record pre-tax charges of approximately $6.0 million as a result of the facility closure and consolidation of manufacturing operations, consisting of (i) an approximately $1.8 million non-cash charge relating to the disposition of property, plant and equipment, and (ii) cash charges, including approximately $1.2 million for employee termination and retention benefits, approximately $2.5 million for remaining lease payments for the exited facility, and approximately $0.5 million in other associated exit costs. The Company expects to record approximately 5.7 million of these pre-tax charges during the remainder of fiscal 2013.
The Company expects to incur cash expenditures related to payment of employee termination and retention benefits, lease payments and other associated exit costs through the remainder of calendar 2013 of approximately $2.0 million, while the remaining lease payments will continue through the expiration of the lease agreement in October 2016. The Company expects to incur cash expenditures of approximately $0.5 million during the remainder of fiscal 2013.

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
Overview
We are one of the nation’s largest manufacturers of customized, high performance rigid plastic bottles and containers. The principal resins used in our production processes are PET and HDPE, although we use other resins based on customer requirements. We market our products largely into the food, personal care, household products, healthcare and pharmaceutical end markets. We currently operate 11 manufacturing facilities though we expect to close our Pointe Claire, Quebec, Canada facility and consolidate the facility with our other facilities in Quebec, Canada and the United States.
Plant Closure
On July 15, 2013, we announced that we will be closing our manufacturing operations located in Pointe Claire, Quebec, Canada. We will be consolidating the Point Claire operations with our operations in our other facilities in Quebec, Canada and the United States. We expect to have substantially completed the consolidation activities by December 31, 2013.
We expect to record pre-tax charges of approximately $6.0 million as a result of the facility closure and consolidation of manufacturing operations, consisting of (i) an approximately $1.8 million non-cash charge relating to the disposition of property, plant and equipment, and (ii) cash charges, including approximately $1.2 million for employee termination and retention benefits, approximately $2.5 million for remaining lease payments for the exited facility, and approximately $0.5 million in other associated exit costs. We expect to record approximately $5.7 million of these pre-tax charges during the remainder of fiscal 2013.
We expect to incur cash expenditures related to payment of employee termination and retention benefits, lease payments and other associated exit costs through the remainder of calendar 2013 of approximately $2.0 million, while the remaining lease payments will continue through the expiration of the lease agreement in October 2016. We expect to incur cash expenditures of approximately $0.5 million during the remainder of fiscal 2013.
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
Our product mix is reasonably stable with most products providing a similar material margin (defined as sales price minus raw material costs) and contribution margin (defined as sales price minus variable costs), though lighter weight units have lower transaction costs. The only significant exception is with regard to preforms sold. While we utilize most of the preforms we manufacture internally to produce bottles for customers, we also sell preforms to customers who then manufacture their own bottles. This enables us to utilize already established capital assets. Preforms are manufactured by the injection molding process and generally have the lowest material margin of any product we sell.
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
The average industry prices per pound of PET and HDPE, as published by Chemical Data as of June 30, 2013, were as follows during the periods indicated:

	PET		HDPE
	2013	2012 **	2013	2012
October **	$0.87	$0.94	$0.68	$0.66
November **	0.88	0.89	0.66	0.66
December **	0.88	0.84	0.66	0.71
1st quarter average cost	$0.88	$0.89	$0.66	$0.67
January	0.91	0.85	0.71	0.71
February	0.94	0.90	0.75	0.74
March	0.91	0.91	0.75	0.77
2nd quarter average cost	$0.92	$0.88	$0.73	$0.74
April	0.86	0.88	0.75	0.77
May	0.86	0.86	0.75	0.70
June	0.86	0.81	0.77	0.63
3rd quarter average cost	$0.86	$0.85	$0.75	$0.70
Year to date average cost	$0.88	$0.87	$0.72	$0.70
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
As a result of this timing delay, there can be a lag between changes in market prices and when that price change is passed through to customers. For example, in periods of rising resin prices, increases in unit sales pricing lag the increases in raw material costs. Therefore the analysis of trends in our net sales and raw material costs must take this effect into consideration. We believe that material margin, which ultimately is reflected within gross profit, is a key measure of profitability, as it is reflective of our ability to pass-through resin costs. In addition, our net sales will fluctuate as we pass along changes in resin costs to customers with often limited effects to gross profit due to the one to four month timing delay.
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
Results of Operations
Performance during the Quarter Ended June 30, 2013 (“Q3 FY13”) Compared with the Quarter Ended June 30, 2012 (“Q3 FY12”)
Net Sales

	Q3 FY13	Q3 FY12	$ Change	% Change
In thousands
Net sales	$63,220	$60,686	$2,534	4.2%
Net sales were $63.2 million during Q3 FY13, which represents an increase of $2.5 million, or 4%, as compared to $60.7 million during Q3 FY12. The increase in net sales was attributable to an 8% increase in sales volume, which was partially offset by changes in pricing and product mix. The impact of pricing and mix was the combination of the positive shift in mix, with increased bottle sales while sales of preforms decreased, which was more than offset by a decrease in average bottle weights compared to the prior year. The sale of lower weight bottles resulted in a 4% decrease in average selling prices per unit relative to Q3 FY12, which negatively impacted net sales by approximately $2.3 million during Q3 FY13 compared to Q3 FY12.
Gross Profit

	Q3 FY13	Q3 FY12	$ Change	% Change
In thousands
Gross profit	$8,937	$8,398	$539	6.4%
Gross profit during Q3 FY13 was $8.9 million, which represents an increase of $0.5 million, or 6%, compared to Q3 FY12. The increase in gross profit compared to Q3 FY12 was driven by higher sales and a reduction in overhead costs per pound sold. This favorable impact to gross profit was partially offset by a $0.3 million increase in depreciation expense compared to Q3 FY12. Gross profit excluding depreciation expense increased $0.8 million compared to Q3 FY12. Gross profit excluding depreciation expense as a percentage of net sales was 20.4% during Q3 FY13 compared to 19.8% during Q3 FY12.
Operating Expenses

	Q3 FY13	Q3 FY12	$ Change	% Change
In thousands
Selling, general and administrative expenses	$4,990	$4,661	$329	7.1%
Other operating expenses	1,241	623	618	99.2%
Total operating expenses	$6,231	$5,284	$947	17.9%
SG&A Expenses
SG&A expenses were $5.0 million during Q3 FY13, which represents an increase of $0.3 million, or 7%, compared to Q3 FY12. The increase compared to Q3 FY12 was primarily driven by one time discretionary bonuses awarded during Q3 FY13 along with increases in sales commissions and salaries and benefits as a result of additional headcount and annual pay increases given during the period.
Other Operating Expenses
Other operating expenses during Q3 FY13 were $1.2 million, which represents an increase of $0.6 million compared to Q3 FY12. The increase in other operating expenses was primarily attributable to recognizing a $0.7 million non-cash loss on the sale of our Nashua, New Hampshire, manufacturing facility during Q3 FY13.
Other Expenses

	Q3 FY13	Q3 FY12	$ Change	% Change
In thousands
Interest expense	$4,918	$4,919	$(1)	—%
Interest expense during Q3 FY13 was $4.9 million, which was unchanged compared to Q3 FY12.
Income Tax Provision

	Q3 FY13	Q3 FY12	$ Change	% Change
In thousands
Income tax provision	$512	$1,039	$(527)	(50.7)%
As a limited liability company, we are a pass-through tax entity. No provision, except for certain states in which we conduct business, as well as certain of our subsidiaries, is made in the financial statements for income taxes. Our subsidiaries, Robb and PVC, are subject to corporate income taxes under Subchapter C of the Internal Revenue Code. We recognized an income tax provision of $0.5 million during Q3 FY13 and $1.0 million during Q3 FY12 for Robb and PVC based on their pre-tax income or loss.

Performance During the Nine Months Ended June 30, 2013 ("FY 2013") Compared with the Nine Months Ended June 30, 2012 ("FY 2012")
Net Sales

	FY 2013	FY 2012	$ Change	% Change
In thousands
Net sales	$178,601	$174,783	$3,818	2.2%
Net sales were $178.6 million during the nine months ended June 30, 2013, which represents an increase of $3.8 million, or 2%, compared to net sales of $174.8 million during the nine months ended June 30, 2012. The overall increase in net sales was primarily attributable to a 6% increase in sales volume. The positive impact of higher volumes was partially offset by a 4% decrease in net sales as a result of changes in pricing and product mix. We experienced a 4% decrease in our average selling price per unit, which was driven by a shift to lighter weight bottles compared to prior year. The decrease in the average selling price per unit negatively impacted net sales by approximately $7.1 million.
Gross Profit

	FY 2013	FY 2012	$ Change	% Change
In thousands
Gross profit	$24,041	$23,918	$123	0.5%
Gross profit during the nine months ended June 30, 2013, was $24.0 million, which represents an increase of $0.1 million compared to the nine months ended June 30, 2012. The impact of higher net sales on gross profit was partially offset by a $1.1 million increase in depreciation expense compared to the nine months ended June 30, 2012. Gross profit excluding depreciation expense increased $1.3 million compared to the nine months ended June 30, 2012. Gross profit excluding depreciation expense as a percentage of net sales was 20.0% during the nine months ended June 30, 2013 compared to 19.7% during the nine months ended June 30, 2012.
Operating Expenses

	FY 2013	FY 2012	$ Change	% Change
In thousands
Selling, general and administrative expenses	$14,358	$13,794	$564	4.1%
Other operating expenses	3,201	1,682	1,519	90.3%
Total operating expenses	$17,559	$15,476	$2,083	13.5%
SG&A Expenses
SG&A expenses were $14.4 million during the nine months ended June 30, 2013, which represents an increase of $0.6 million, or 4%, compared to the nine months ended June 30, 2012. The increase compared to the nine months ended June 30, 2012 was driven by one time discretionary bonuses awarded during Q3 FY13 along with increases in sales commissions and salaries and benefits as a result of additional headcount and annual pay increases given during the period.

Other Operating Expenses
Other operating expenses during the nine months ended June 30, 2013 were $3.2 million, which represents an increase of $1.5 million compared to the nine months ended June 30, 2012. The increase in other operating expenses was due to a $0.6 million increase in transaction related fees and expenses associated with our exploration of acquisition opportunities and a $0.7 million non-cash loss incurred on the sale of our Nashua, New Hampshire manufacturing facility during the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012. Additionally, unfavorable changes in foreign currency exchange rates resulted in a $0.3 million loss during the nine months ended June 30, 2013 compared to a $0.1 million loss during the nine months ended June 30, 2012.
Other Expenses

	FY 2013	FY 2012	$ Change	% Change
In thousands
Interest expense	$14,727	$14,764	$(37)	(0.3)%
Interest expense during the nine months ended June 30, 2013 was $14.7 million, which was unchanged compared to the nine months ended June 30, 2012.
Income Tax Provision

	FY 2013	FY 2012	$ Change	% Change
In thousands
Income tax provision	$1,520	$2,490	$(970)	(39.0)%
As a limited liability company, we are a pass-through tax entity. No provision, except for certain states in which we conduct business, as well as certain of our subsidiaries, is made in the financial statements for income taxes. Our subsidiaries, Robb and PVC, are subject to corporate income taxes under Subchapter C of the Internal Revenue Code. We recognized an income tax provision of $1.5 million during the nine months ended June 30, 2013 and $2.5 million during the nine months ended June 30, 2012 for Robb and PVC based on their pre-tax income or loss.
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
The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three and nine month periods ended June 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Loss to Adjusted EBITDA Reconciliation:
Net loss	$(2,724)	$(2,844)	$(9,765)	$(8,812)
Interest expense, net	4,918	4,919	14,727	14,764
Tax expense	512	1,039	1,520	2,490
Depreciation and amortization expense	4,386	4,062	13,055	11,874
EBITDA	7,092	7,176	19,537	20,316
Management fees (a)	563	563	1,688	1,689
Consulting fees (b)	250	250	805	800
Loss on sale of plant and equipment (c)	709	—	709	—
Transaction related fees and expenses (d)	—	107	895	307
Adjusted EBITDA	$8,614	$8,096	$23,634	$23,112

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

(c)	Represents the non-cash loss recognized on the sale our manufacturing facility in Nashua, New Hampshire, which was closed subsequent to the Acquisition.

(d)
Represents professional fees associated with exploration of acquisition opportunities during the nine months ended June 30, 2013 and the registration of the Notes with the SEC during the nine months ended June 30, 2012.

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
The ABL Facility provides senior secured financing of up to $30.0 million, subject to borrowing base and certain other restrictions on availability. As of June 30, 2013, there was $10.2 million outstanding under our ABL Facility, which bears interest at variable rates and matures on September 30, 2015. At June 30, 2013, letters of credit issued and outstanding were $1.5 million and borrowing availability under the ABL Facility was $18.3 million.
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
We were in compliance with all of the covenants contained in the Notes and ABL Facility as of June 30, 2013.

Cash Flows
Our cash flows from operating, investing and financing activities for the nine month periods ended June 30, 2013 and 2012 are summarized in the following table:

	Nine Months Ended
	June 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$(2,922)	$750
Investing activities	(7,403)	(6,989)
Financing activities	10,076	5,975
Effect of exchange rates	(19)	20
Net decrease in cash	$(268)	$(244)
As of June 30, 2013, we had cash and cash equivalents of $0.6 million. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of these investments approximates fair value.
Cash used in operating activities was $2.9 million during the nine months ended June 30, 2013, compared to $0.8 million of cash generated from operating activities during the nine months ended June 30, 2012. The use of cash in operating activities during the nine months ended June 30, 2013 was primarily due to higher cash used by operating working capital compared to the nine months ended June 30, 2012. The change in operating assets and liabilities used $7.5 million and $4.2 million of cash during the nine months ended June 30, 2013 and 2012, respectively. The changes in operating assets and liabilities included:

•
Cash used in accounts receivable was $3.5 million during the nine months ended June 30, 2013 compared to $1.6 million of cash generated during the nine months ended June 30, 2012, which is reflective of changes in the volume and timing of sales and collections within these periods.

•
Cash used in inventories was $3.1 million during the nine months ended June 30, 2013 compared to $1.2 million of cash provided during the nine months ended June 30, 2012. The nine months ended June 30, 2013 was impacted by an increase in the cost of resin combined with the unfavorable impact of changes in foreign currency exchange rates during the period. Cash provided by inventories during the nine months ended June 30, 2012, was primarily driven by significant decreases in resin costs during that period.

•
Prepaid expenses and other assets decreased, providing $0.5 million and $1.2 million of cash during the nine months ended June 30, 2013 and 2012, respectively. The cash generated during the nine months ended June 30, 2013 was primarily due to a decrease in prepaid insurance. The cash generated during the nine months ended June 30, 2012 was primarily due to a decrease in income taxes receivable and prepaid insurance.

•
Accounts payable and accrued expenses provided cash of $3.0 million during the nine months ended June 30, 2013 and used $3.8 million of cash during the nine months ended June 30, 2012. The cash provided during the nine months ended June 30, 2013 primarily reflected an increase in resin purchases, along with increased resin costs, in order to to support higher sales levels during the period and the timing of payments to vendors at June 30. The cash used during the nine months ended June

30, 2012 reflected lower resin purchases driven by significant decreases in resin costs during that period.
Net cash used in investing activities was $7.4 million and $7.0 million during nine months ended June 30, 2013 and 2012, respectively, resulting from specific cash purchases of property, plant and equipment.
Net cash provided by financing activities was $10.1 million and $6.0 million during the nine months ended June 30, 2013 and 2012, respectively. The cash generated during both periods primarily represented borrowings under our ABL Facility to fund operating and investing activities.
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
Critical Accounting Policies
Management has evaluated the accounting policies used in the preparation of the Company’s condensed financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis and in "Note 1 Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.” There were no significant changes to the Company’s critical accounting policies during the three and nine month periods ended June 30, 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk in connection with changes in foreign exchange rates and interest rates, primarily in connection with interest on the outstanding balance under our ABL Facility.
Foreign Exchange Risk
We are exposed to fluctuations in foreign currency cash flows related to our Canadian operations, intercompany product shipments and intercompany loans. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. dollars. Primary exposures include the U.S. dollar versus functional currencies of our major markets, which include the Canadian dollar. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to protect anticipated exposures. We do not consider the potential loss arising from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of June 30, 2013, to be material.

Interest Rate Risk
We are exposed to interest rate volatility with regard to the current existing issuances of variable rate debt under our ABL Facility. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary. At June 30, 2013, approximately 6.4%, or $10.2 million, of our debt was floating rate debt and the weighted average interest rate for all debt was 11%. If the relevant interest rates for all of the Company's floating rate debt was 100 basis points higher than actual during the three month period ended June 30, 2013, the Company's interest expense would have increased by less than $0.1 million.

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
Changes in Controls and Procedures
In addition, the Company's management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the Chief Executive Officer and the Chief Financial Officer, of changes in the Company's internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PRETIUM PACKAGING, L.L.C.

Date:	August 13, 2013	By:	/s/ George A. Abd
George A. Abd
President and Chief Executive Officer

Date:	August 13, 2013	By:	/s/ Robert A. Robison
Robert A. Robison
Vice President and Chief Financial Officer

PRETIUM FINANCE, INC.

Date:	August 13, 2013	By:	/s/ George A. Abd
George A. Abd
President

Date:	August 13, 2013	By:	/s/ Robert A. Robison
Robert A. Robison
Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1 *	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
§
In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.