Form 10-K
period 2013-09-30
PRETIUM PACKAGING L L C
filed 2013-12-05
CIK 1064090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

For the fiscal year ended September 30, 2013
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

As of March 31, 2013 the aggregate market value of Pretium Packaging L.L.C. and Pretium Finance, Inc. equity held by non-affiliates were each $0.

As of December 4, 2013:

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

Unless otherwise noted, references to the terms “the Company”, “Pretium”, “we,” “us” and “our” refer to Pretium Packaging, L.L.C. and its consolidated subsidiaries. “Pretium Finance” refers to Pretium Finance, Inc. “PVC” refers to PVC Container Corporation. “Robb” refers to Robb Container Corporation. “Pretium Intermediate” refers to Pretium Intermediate Holding, LLC. “Pretium Holding” and “our parent” refer to Pretium Holding, LLC, an entity controlled by Castle Harlan and its affiliates. “Castle Harlan” refers to Castle Harlan, Inc. The “PVC Acquisition” refers to Pretium's acquisition of PVC on February 16, 2010. The “Acquisition” refers collectively to Pretium Holding's acquisition of Pretium, the PVC Acquisition and the restructuring of Pretium's equity and debt on February 16, 2010. The “Refinancing” means, collectively, (1) the issuance on March 31, 2011 of senior secured notes in an aggregate principal amount of $150.0 million (the “Notes”) and the application of the net proceeds therefrom and (2) the closing of our asset backed revolving credit facility (the “ABL Facility”) and the borrowings thereunder. Our financial reporting is based on the twelve months ended on September 30 (i.e. "FY 2013" or "fiscal 2013" refers to the fiscal year ended September 30, 2013).

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
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this annual report under Item 1 “Description of Business”, Item 1A “Risk Factors” and Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

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
General
Founded in 1992 and based in Chesterfield, Missouri, we are one of the nation’s largest manufacturers of customized, high performance rigid plastic bottles and containers primarily made from polyethylene terephthalate (“PET”) and high density polyethylene (“HDPE”) resins. We market our products largely into the food, personal care, household products, healthcare and pharmaceutical end markets. We sell our products to a diversified customer base, ranging from Fortune 500 companies to smaller privately-owned businesses with a focus on customers with small-to-medium annual volume requirements. We currently operate 11 manufacturing facilities, nine in the United States and two in Canada, generating approximately 85% of net sales domestically and 15% from Canada in fiscal 2013. We expect to complete the closure of our Pointe Claire, Quebec, Canada manufacturing facility during the first quarter of fiscal 2014.
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
Products
We design, manufacture and sell a broad range of customized, high performance bottles and containers, representing over 1.279 billion units across over 2,750 different SKUs in FY 2013. The majority of our products are manufactured for a specific customer on an exclusive basis. We use proprietary stock and custom molds and we own a majority of our tooling and molds. To supplement our core blow molding operations and to provide greater value to our customers, we offer an array of services and flexible manufacturing options designed to provide packaging solutions that we believe differentiate our customers’ products from their competition. In addition to manufacturing plastic bottles and containers, we offer our customers design and engineering services, decoration technologies (including in-mold labeling, pad printing, heat transfer and silk screen), product conceptualization (including CAD drawings, three dimensional designs, models and prototypes) and custom packaging configurations. This wide breadth of capabilities allows us to fulfill the needs of customers with small-to-medium annual volume requirements for differentiated products or supply services.
We focus on PET and HDPE products, but have capabilities in all major resin types. During FY 2013 we utilized over 113 million pounds of resin to manufacture our products with 61% of that resin volume comprised of PET, 33% comprised of HDPE and the remaining 6% comprised of a variety of other resin types. We use all major blow molding technologies in the manufacturing of plastic bottles and containers, including one and two-step stretch blow molding ("SBM"), extrusion blow-molding ("EBM"), and injection blow molding ("IBM"). We also utilize injection molding ("IM"), primarily for the manufacture of preforms, which are then used to manufacture bottles in the two-step SBM process.
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
We also operate injection molding assets primarily for the purpose of producing PET preforms for use in our two-step SBM process. Preforms are an injection molded part which appear very similar to a test tube, in various sizes. These preforms are used as the raw material in the second step of the two-step process and are subsequently blown into bottles on other production lines. We manufacture preforms at two sites and ship those preforms to other facilities (because of their compact size, preforms can be shipped much more cost effectively than bottles) closer to our customers for final production into bottles. Our extensive library of over 100 preform types allows us to provide our customers with a wide range of options for new bottle design and enables a speedy time to market leveraging this established asset base.
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
Customers and End Markets
We have a diverse customer base. Customers include large multi-national companies, private label programs, and a variety of smaller privately-owned companies across our end market coverage. Our top ten customers represented approximately 41% of our FY 2013 net sales, with no single customer accounting for more than 8%.
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
Key purchasing factors for our customer base include historical relationships, customized product offering, quality and performance characteristics, manufacturing flexibility, customer service, quick response times and cost. We typically serve as the sole or majority supplier of certain SKUs to our customers. We maintain long term supply agreements for products representing a majority of our FY 2013 revenues. These supply agreements typically include a customer commitment to purchase all or substantially all of a certain bottle or SKU from us.
Our diverse product range enables us to serve a wide variety of end markets, with the four major end markets being food and beverage, personal care products, household and industrial products and pharmaceuticals. The food and beverage sector (including cooking products, dry foods, condiments and sauces, pickles and peppers, syrups and other food products) continues to be the largest plastic packaging end market and accounted for 43% of our revenues in FY 2013. For FY 2013, our revenues from other key sectors were as follows: 23% for household and industrial products (including cleaners, detergents and automobile products), 10% for personal care (including hair products, skin-care and soaps), 11% for pharmaceutical (including medical device components, instruments and pill bottles), and 13% for other end market product applications.
Sales and Marketing
We reach our customers through a centralized sales, marketing and customer service team of 30 dedicated professionals and the limited use of distributors. Our sales, production and support staff meet with customers to understand their needs and improve our product offerings and services. Manufacturing and engineering personnel also work closely with sales personnel and customer service representatives to satisfy our customers’ needs through the production of high-quality, value-added products and on-time deliveries. Our scale enables us to dedicate certain sales and marketing efforts to particular products, customers or geographic regions, when applicable.
Our marketing effort is aided by a dedicated Product Design and Development group with professionals at several locations throughout North America and at our design center in Hazleton, Pennsylvania. These professionals provide product design, development and start up assistance and support and work closely with customer design and product launch teams. We provide our customers with modeling, 3D rendering of bottles, as well as the design of packaging alternatives for shipping bottles to minimize logistics costs and provide environmental benefits in source reduction and reduced energy consumption. We have a technical sales team with significant knowledge of our products and processes, particularly in specialized products.
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
We monitor raw materials and continuously test finished good shipments to ensure that both our inputs and outputs meet our quality specifications. Our quality control processes include extensive testing and quality checks throughout all stages of the production process. We monitor for quality assurance throughout the molding process, applying computerized statistical process control as well as manual sampling, to optimize production efficiencies.
Our manufacturing capabilities and distribution network allow us to provide a high level of service to our customers throughout the United States and Canada. We have historically made, and intend to continue to make, significant capital investments in plant and equipment to improve productivity and maintain competitive advantages.
Our facilities are strategically located to address the needs of our customers across our core end markets. This distribution footprint is sometimes augmented by the use of third party warehousing. Our products are typically delivered by third party common carrier. In most cases, our customers pay those carriers directly for the delivery of the product, but in some cases we will provide product on a delivered basis utilizing common carriers.
Our raw materials consist of various resins, colorants, and packaging materials. Resin is our largest raw material cost. We have historically purchased raw material from a large network of suppliers to ensure competitive pricing and access to product supply in all market conditions. Over the last few years, we have increased efficiencies in resin purchasing by rationalizing our supplier base and focusing our efforts on a select number of large global resin manufacturers. We maintain strong relationships with key suppliers and expect that such relationships will continue in the foreseeable future. The resin market is a global market and we believe that we will be able to purchase adequate quantities of plastic resins at market prices.

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
Employees
As of September 30, 2013, we employed 941 employees in the United States and Canada. None of our domestic employees are unionized. Substantially all of our employees in Canada, representing approximately 13% of our total employees as of September 30, 2013, are represented by three unions; the National Union of Automobile, Aerospace, Transport and Other Workers of Canada; Union of Food and Commerce Workers; and Canadian Union Communication, Energy and Paperworkers. Following the closure of our Pointe Claire facility, announced to occur during the first quarter of fiscal 2014, we expect that all but two of the unionized employees in Canada will be represented by the Canadian Union Communication, Energy and Paperworkers under an agreement that expires on June 11, 2016. Two unionized Pointe Claire employees will remain as members of the National Union of Automobile, Aerospace, Transport and Other Workers of Canada under an agreement that expired in April 2009, but the terms continue to be observed.
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
We have a significant amount of indebtedness. As of September 30, 2013, we had approximately $155.5 million of indebtedness outstanding, all of which is secured and, based on our borrowing base, we had approximately $22.4 million available for borrowings under the ABL Facility, subject to meeting customary borrowing conditions. Our substantial amount of indebtedness could have important consequences for us. For example, it could:

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
As of September 30, 2013, we employed 941 employees in the United States and Canada. None of our domestic employees are unionized. Substantially all of our employees in Canada, representing approximately 13% of our total employees as of September 30, 2013, are represented by three unions; the National Union of Automobile, Aerospace, Transport and Other Workers of Canada; Union of Food and Commerce Workers; and Canadian Union Communication, Energy and Paperworkers. Following the closure of our Pointe Claire facility, announced to occur during the first quarter of fiscal 2014, we expect that all but two of the unionized employees in Canada will be represented by the Canadian Union Communication, Energy and Paperworkers under an agreement that expires on June 11, 2016. Two unionized Pointe Claire employees will remain as members of the National Union of Automobile, Aerospace, Transport and Other Workers of Canada under an agreement that expired in April 2009, but the terms continue to be observed. We believe our relations with employees are satisfactory.
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
Additionally, new legal requirements, particularly with respect to health care reform, could increase the cost of our employee benefits. The Affordable Care Act could lead to additional costs related to the implementation of the new healthcare regulations and may impair our ability to provide the same level of coverage, which could have a material adverse effect on our business and results of operations.
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
As a result of our Canadian operations, a portion of our net sales, and some of our costs, assets and liabilities, are denominated in Canadian currency. Our Canadian operations represent approximately 15% of our net sales for FY 2013. As our reporting currency is U.S. dollars, we must translate Canadian currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for the preparation of our consolidated financial statements. Consequently, any changes in the currency exchange rates may unpredictably and adversely affect our consolidated operating results. For example, during times of a strengthening U.S. dollar, our reported Canadian net sales and earnings will be reduced because the Canadian currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of our expenses denominated in Canadian currencies.
A significant portion of our assets consists of goodwill and other intangible assets, the value of which may be reduced if we determine that those assets are impaired.
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identifiable intangible assets acquired. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), goodwill and indefinite-lived intangible assets are evaluated for impairment annually or more frequently if circumstances indicate impairment may have occurred. Impairment assessment under GAAP requires that we consider, among other factors, differences between the current book value and estimated fair value of our net assets. As of September 30, 2013, the net carrying value of goodwill and other intangible assets represented approximately $73.8 million, or 37%, of our total assets.
Based on our annual impairment testing conducted in FY 2013, and a review of any potential indicators of impairment, we concluded that the carrying value of goodwill and other intangible assets were not impaired. If goodwill or other assets are impaired based on a future impairment test, we could be required to record non-cash impairment charges to our operating income. Such non-cash impairment charges, if significant, could materially and adversely affect our results of operations in the period recognized.
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
The following table sets forth our principal manufacturing facilities:

Location	Square Footage	Owned/Leased
Anaheim, CA	118,000	Leased
Hazleton, PA	123,000	Leased
Hermann, MO	98,000	Owned
Manchester, PA *	142,400	Leased
Paris, IL	146,000	Owned
Peru, IL	81,000	Owned
Philmont, NY	98,500	Owned
Pointe Claire, Quebec **	218,000	Leased
Seymour, IN	93,000	Owned
St. Laurent, Quebec	34,500	Leased
Walterboro, SC	61,000	Owned

*	On September 26, 2013, we exercised our option to purchase the leased facility in Manchester, PA, which we expect to close during the first quarter of fiscal 2014.

**
On July 15, 2013, we announced the planned closure of our manufacturing operations located in Pointe Claire, Quebec, Canada. We are in the process of consolidating the Pointe Claire operations with our operations in our other facilities in the United States, primarily Hazleton, Pennsylvania and Paris, Illinois. We expect to have substantially completed our consolidation activities by December 31, 2013.

During FY 2013 we sold our manufacturing facilities in Muscatine, Iowa and Nashua, New Hampshire, that were closed subsequent to the Acquisition.
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
As of December 4, 2013, the Company was the sole holder of the shares of Pretium Finance’s common stock and Pretium Intermediate was the sole holder of record of the Company’s equity, which, in turn is directly wholly-owned by Pretium Holding. There is no public trading market for our equity. We have never paid or declared a cash dividend. Our debt agreements restrict our ability and the ability of our subsidiaries to pay dividends.

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
In February 2010, we acquired PVC. As a result of this transaction, all references in this annual report to the Company before February 16, 2010 are referred to as "Predecessor". All references in this annual report to the Company after February 16, 2010 are referred to as "Successor".

	Predecessor		Successor
		October 1,	February 17,
		2009 through	2010 through
Statement of Operations Data (in thousands):	Fiscal	February 16,	September 30,	Fiscal
	2009	2010	2010	2011	2012	2013
Net sales	$164,674	$58,621	$148,991	$237,241	$232,233	$240,956
Cost of sales	137,317	49,125	129,149	205,931	200,715	211,810
Gross profit	27,357	9,496	19,842	31,310	31,518	29,146
Operating expenses:
Selling, general and administrative expenses	14,060	5,439	12,726	18,262	18,538	18,863
Restructuring	790	—	6,684	2,473	—	781
Transaction-related fees and expenses	—	—	—	1,537	598	774
Loss (gain) on foreign currency exchange	342	(576)	(197)	(260)	27	207
Loss on disposal of plant and equipment, net	—	—	—	—	—	503
Depreciation	116	52	241	384	451	483
Amortization of intangibles	—	—	887	1,305	1,298	1,296
Bank related loan costs	2,159	917	—	—	—	—
Acquisition fees and expenses	—	1,184	10,770	—	—	—
Total operating expenses	17,467	7,016	31,111	23,701	20,912	22,907
Income (loss) from operations	9,890	2,480	(11,269)	7,609	10,606	6,239
Other expenses:
Interest	15,990	7,007	8,200	16,339	19,649	19,619
Loss on extinguishment of debt	—	—	—	5,470	—	—
Total other expenses	15,990	7,007	8,200	21,809	19,649	19,619
Loss before income tax (benefit) provision	(6,100)	(4,527)	(19,469)	(14,200)	(9,043)	(13,380)
Income tax (benefit) provision	(948)	(365)	164	1,958	2,539	1,927
Net loss	$(5,152)	$(4,162)	$(19,633)	$(16,158)	$(11,582)	$(15,307)

	Predecessor	Successor

Balance Sheet Data (in thousands):	September 30,	As of September 30,
	2009	2010	2011	2012	2013
Cash and cash equivalents	$318	$1,278	$1,156	$913	$1,179
Property, plant and equipment, net	33,597	82,697	77,172	72,410	61,963
Total assets	101,876	216,197	217,935	208,423	200,716
Total debt	115,437	106,459	150,857	150,184	155,515
Total members' (deficit) equity	(37,647)	68,088	21,573	10,657	(5,711)

	Predecessor		Successor
		October 1,	February 17,
		2009 through	2010 through
Statement of Cash Flow Data (in thousands):	Fiscal	February 16,	September 30,	Fiscal
	2009	2010	2010	2011	2012	2013
Net cash provided by (used in) operating activities	$20,514	$(84)	$(3,261)	$5,046	$10,013	$4,043
Net cash used in investing activities	(5,235)	(2,379)	(172,453)	(8,387)	(9,619)	(9,054)
Net cash (used in) provided by financing activities	(15,837)	4,126	176,981	3,214	(689)	5,331

Financial and Other Data (in thousands):
EBITDA (1)	$18,541	$5,595	$(2,923)	$16,847	$26,725	$25,864
Adjusted EBITDA (1)	21,832	7,250	21,726	31,980	30,923	32,229
Depreciation	8,651	3,115	7,459	13,403	14,821	18,329
Amortization of intangibles	—	—	887	1,305	1,298	1,296
Capital expenditures	5,235	2,379	6,028	8,387	9,619	11,741

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
Overview
We are one of the nation’s largest manufacturers of customized, high performance rigid plastic bottles and containers. The principal resins used in our production processes are PET and HDPE, although we use other resins based on customer requirements. We market our products largely into the food, personal care, household products, healthcare and pharmaceutical end markets. We currently operate 11 manufacturing facilities although we expect to complete the closure of our Pointe Claire, Quebec, Canada facility during the first quarter of fiscal 2014.
Plant Closure
On July 15, 2013, we announced that we will be closing our manufacturing operations located in Pointe Claire, Quebec, Canada. The Pointe Claire facility was primarily a preform manufacturing facility and did not fit within our current and long term market strategy. We are in the process of consolidating the Pointe Claire operations with operations in our other facilities in the United States, primarily Hazleton, Pennsylvania and Paris, Illinois. We expect to have substantially completed the consolidation activities during the first quarter of fiscal 2014.
During fiscal 2013, we recorded a restructuring charge of $0.8 million related to these initiatives. In addition, approximately $2.4 million of costs related to these initiatives were recorded in cost of sales, representing accelerated depreciation as a result of a change in the estimated useful lives of plant assets and inventory markdowns, which were both directly related to the closure of the Pointe Claire facility.
The following table presents a summary of restructuring costs and other charges related to this initiative that we expect to incur in total, the cumulative amount recognized as of September 30, 2013, and the remaining costs to be recognized:
Summary of Restructuring and Related Costs

	Total	Recognized	Remaining
	Estimated	as of	Costs to be
	Costs	September 30, 2013	Recognized
Severance pay and benefits	1,088	811	277
Accelerated depreciation	2,102	2,102	—
Inventory markdowns	286	286	—
Other exit costs	932	49	883
Leased facility costs	2,155	—	2,155
Total	6,563	3,248	3,315
Of the aggregate $6.6 million of pre-tax costs, we expect approximately $4.2 million will be cash expenditures, of which $0.2 million was paid during fiscal 2013. We expect to incur future cash expenditures of $1.8 million related to payment of employee termination and retention benefits, and other associated exit costs, while the remaining lease payments will continue through the expiration of the lease agreement in October 2016.
The Company expects that the result of this plan will improve its adjusted EBITDA by greater than $2 million in fiscal 2014 assuming current market conditions.
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

Our product mix is reasonably stable with most products providing a similar material margin (defined as sales price minus raw material costs) and contribution margin (defined as sales price minus variable costs), though lighter weight units have lower transaction costs. The only significant exception is with regard to preforms sold. While we utilize most of the preforms we manufacture internally to produce bottles for customers, we also sell preforms to customers who then manufacture their own bottles. This enables us to utilize already established capital assets. Preforms are manufactured by the injection molding process and generally have the lowest material margin of any product we sell. Due to the low margins realized on the sale of preforms, we made a decision in 2010 to de-emphasize the sale of preforms as a product category and to focus our development, design and investment on growth in our core product line of plastic bottles.
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
The average industry prices per pound of PET and HDPE, as published by Chemical Data as of September 30, 2013, were as follows during the periods indicated:

	PET		HDPE
	2013	2012 **	2013	2012
October **	$0.865	$0.940	$0.675	$0.655
November **	0.880	0.885	0.655	0.655
December **	0.880	0.835	0.655	0.705
1st quarter average cost	$0.875	$0.887	$0.662	$0.672
January	0.910	0.845	0.705	0.705
February	0.935	0.895	0.745	0.735
March	0.910	0.905	0.745	0.765
2nd quarter average cost	$0.918	$0.882	$0.732	$0.735
April	0.858	0.880	0.745	0.765
May	0.858	0.855	0.745	0.695
June	0.858	0.805	0.765	0.625
3rd quarter average cost	$0.858	$0.847	$0.752	$0.695
July	0.843	0.760	0.765	0.625
August	0.863	0.800	0.765	0.675
September	0.888	0.845	0.815	0.675
4th quarter average cost	$0.865	$0.802	$0.782	$0.658
Year to date average cost	$0.879	$0.854	$0.732	$0.690

**
Beginning in January 2013, Chemical Data announced a downward non-market adjustment of$0.045 cents per pound of PET. For comparability purposes, the PET average prices per pound prior to January 2013 have been adjusted to reflect the $0.045 cent market adjustment.

A chart of the quarterly average industry prices per pound of PET and HDPE, as published by Chemical Data as of September 30, 2013, were as follows:
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
Plant consolidation activities related to the PVC Acquisition included the consolidation of the Nashua, New Hampshire operation into the Philmont, New York plant, and the consolidation of PVC’s Hazleton, Pennsylvania operations into our Hazleton plant. In Hazleton, both companies operated facilities in the same city presenting the opportunity to combine the manufacturing assets of both facilities, reduce the fixed operating costs in the manufacturing operation through overhead reductions, and create a strong platform for expanded future growth. The former PVC facility was converted to a warehouse and distribution center managing the distribution of the products from the Hazleton manufacturing site. In addition, both Pretium and PVC operated specialty EBM facilities in the Northeast, in Nashua and Philmont, respectively. As both facilities had excess capacity, we were able to consolidate substantially all manufacturing assets and business from the Nashua facility into the Philmont site. This consolidation was done to realize a leveraging of the fixed costs of the Philmont site available from the reduction of the overhead of the Nashua facility. During fiscal 2013, we sold the Nashua facility, which was closed subsequent to the Acquisition.
Subsequent to the PVC Acquisition, we transitioned the operations of our Muscatine, Iowa plant to our Seymour, Indiana and Manchester, Pennsylvania plants, resulting in further cost savings. The Muscatine transition began in August 2010 and was completed in March 2011. This consolidation was driven by the deterioration in sales to the agricultural chemical market over several years which, while not one of our primary markets, was the Muscatine plant’s primary market. This consolidation was made possible by the PVC Acquisition as the acquired Manchester facility operates the same specialty barrier process for the manufacture of specialty bottles as was in place in Muscatine. Similar to the other consolidations, this project allowed us to eliminate redundant processes and facilities and better leverage our costs. During fiscal 2013 we sold the Muscatine facility, which was closed subsequent to the Acquisition.
During fiscal 2013 we received $2.7 million of net proceeds related to the sale of our facilities in Nashua, New Hampshire and Muscatine, Iowa.
The total costs incurred during the fiscal year ended September 30, 2011 were $2.5 million, which consisted of facility consolidation costs ($1 million) and other exit costs ($1.5 million). There were no such costs incurred during the fiscal years ended September 30, 2013 or 2012.
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

Results of Operations
The following table sets forth our historical results of operations for the periods indicated below.

Statement of Operations	Fiscal 2011	Fiscal 2012	Fiscal 2013
(in thousands):
Net sales	$237,241	$232,233	$240,956
Cost of sales	205,931	200,715	211,810
Gross profit	31,310	31,518	29,146
Operating expenses:
Selling, general and administrative expenses	18,262	18,538	18,863
Restructuring	2,473	—	781
Transaction-related fees and expenses	1,537	598	774
Loss (gain) on foreign currency exchange	(260)	27	207
Loss on disposal of plant and equipment, net	—	—	503
Depreciation	384	451	483
Amortization of intangibles	1,305	1,298	1,296
Total operating expenses	23,701	20,912	22,907
Income from operations	7,609	10,606	6,239
Other expense:
Interest	16,339	19,649	19,619
Loss on extinguishment of debt	5,470	—	—
Total other expenses	21,809	19,649	19,619
Loss before income tax provision	(14,200)	(9,043)	(13,380)
Income tax provision	1,958	2,539	1,927
Net loss	$(16,158)	$(11,582)	$(15,307)

Performance during the Fiscal Year Ended September 30, 2013 (“FY 2013”) Compared with the Fiscal Year Ended September 30, 2012 (“FY 2012”)

The following is a discussion of the results of operations for FY 2013 and FY 2012:
Net Sales

	FY 2013	FY2012	$ Change	% Change
In thousands
Net sales	$240,956	$232,233	8,723	3.8%
Net sales were $241.0 million during FY 2013, which represents an increase of $8.7 million, or 4%, as compared to $232.2 million during FY 2012. The increase in net sales was a combination of a 3% increase in sales volume combined with a 1% increase resulting from changes in price and mix. Sales volume consisted of a 6% increase in bottle sales, which was somewhat offset by a 15.4% decline in sales of preforms, which we have de-emphasized over the past three years.

Gross Profit

	FY 2013	FY2012	$ Change	% Change
In thousands
Gross profit	$29,146	$31,518	(2,372)	(7.5)%
Accelerated depreciation in cost of sales	2,102	—	2,102	100.0%
Inventory markdowns in cost of sales	286	—	286	100.0%
Gross profit excluding costs associated with plant closure	31,534	31,518	16	0.1%
Gross profit during FY 2013, was $29.1 million, which represents a decrease of $2.4 million compared to FY 2012. During the fourth quarter of FY 2013, approximately $2.4 million of costs related to the closure of our Pointe Claire, Quebec, Canada manufacturing facility were recorded in cost of sales, representing accelerated depreciation as a result of a change in the estimated useful lives of plant assets and inventory markdowns directly related to the plant closure. Gross profit excluding the impact of the plant closure was $31.5 million during FY 2013, which was unchanged compared to FY 2012. The impact of the 3.8% increase in net sales on gross profit was partially offset by a $1.4 million increase in depreciation expense, excluding accelerated depreciation, compared to FY 2012. Gross profit, excluding the impact of the plant closure and depreciation expense, increased by $1.4 million, or 3.0%, compared to FY 2012.
Operating Expenses

	FY 2013	FY2012	$ Change	% Change
In thousands
Selling, general and administrative expenses	$18,863	$18,538	325	1.8%
Other operating expenses	4,044	2,374	1,670	70.3%
Total operating expenses	$22,907	$20,912	1,995	9.5%
SG&A Expenses
SG&A expenses were $18.9 million during FY 2013, which represents an increase of $0.3 million, or 1.8%, compared to FY 2012. The increase compared to FY 2012 was driven by one time discretionary bonuses awarded during Q3 FY13 along with increases in sales commissions and salaries and benefits as a result of annual pay increases given during the period.
Other Operating Expenses
Other operating expenses during FY 2013 were $4.0 million, which represents an increase of $1.7 million compared to FY 2012. The increase in other operating expenses is primarily due to $0.8 million of restructuring costs incurred during FY 2013 related to the closure of our Pointe Claire, Quebec, Canada manufacturing facility, and a $0.5 million non-cash net loss incurred on the sales of our Nashua, New Hampshire and Muscatine, Iowa manufacturing facilities during FY 2013. Additionally, transaction related fees and expenses associated with our exploration of acquisition opportunities increased $0.2 million compared to FY 2012.

Other Expenses

	FY 2013	FY2012	$ Change	% Change
In thousands
Interest expense	$19,619	$19,649	(30)	(0.2)%
Interest expense during FY 2013 was $19.6 million, which is unchanged compared to FY 2012.

Income Tax Provision

	FY 2013	FY2012	$ Change	% Change
In thousands
Income tax provision	$1,927	$2,539	(612)	(24.1)%
As a limited liability company, we are a pass-through tax entity. No provision, except for certain states in which we conduct business, as well as certain of our subsidiaries, is made in the financial statements for income taxes. Our subsidiaries, Robb and PVC, are subject to corporate income taxes under Subchapter C of the Internal Revenue Code. We recognized an income tax provision of $1.9 million and $2.5 million during FY 2013 and FY 2012, respectively, for Robb and PVC based on their pre-tax income or loss.

Performance during the Fiscal Year Ended September 30, 2012 (“FY 2012”) Compared with the Fiscal Year Ended September 30, 2011 (“FY 2011”)

The following is a discussion of the results of operations for FY 2012 and FY 2011:
Net Sales

	FY 2012	FY 2011	$ Change	% Change
In thousands
Net sales	$232,233	$237,241	(5,008)	(2.1)%
Net sales were $232.2 million during FY 2012, which represents a decrease of $5.0 million, or 2%, as compared to $237.2 million during FY 2011. The decrease in net sales was primarily attributable to lower resin prices as volumes increased by 1% offset by a 3.1% decline in price and mix.
Gross Profit

	FY 2012	FY 2011	$ Change	% Change
In thousands
Gross profit	$31,518	$31,310	208	0.7%
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

Operating Expenses

	FY 2012	FY 2011	$ Change	% Change
In thousands
Selling, general and administrative expenses	$18,538	$18,262	276	1.5%
Other operating expenses	2,374	5,439	(3,065)	(56.4)%
Total operating expenses	$20,912	$23,701	(2,789)	(11.8)%
SG&A Expenses
SG&A expenses for FY 2012 were $18.5 million, compared to expenses of $18.3 million in FY 2011. The increase compared to FY 2011 was driven by additional administrative expenses to support our assessment of the design and operating effectiveness of our internal controls over financial reporting.

Other Operating Expenses
Other operating expenses during FY 2012 were $2.4 million, which represents a decrease of $3.1 million, or 56.4% compared to FY 2011. The improvement in other operating expenses is primarily due to $2.5 million of restructuring costs incurred during FY 2011 related to plant integrations as part of our PVC integration plan, which was completed during FY 2011. In addition, transaction related fees and expenses decreased $0.9 million driven by a $0.4 million decrease in fees associated with the registration of the Notes with the SEC during FY 2011 and a $0.5 million decrease in professional fees associated with our exploration of acquisition opportunities. The impact of unfavorable changes in foreign currency exchange rates compared to FY 2011 partially offset the decreases in transaction related fees and expenses and restructuring expenses by $0.3 million.
Other Expenses

	FY 2012	FY 2011	$ Change	% Change
In thousands
Interest expense	$19,649	$16,339	3,310	20.3%
Loss on extinguishment of debt	—	5,470	(5,470)	100.0%
Total other expenses	$19,649	$21,809	(2,160)	(9.9)%
Interest expense during FY 2012 was $19.6 million, which represents an increase of $3.3 million, or 20%, compared to FY 2011. Interest expense, excluding amortization of deferred financing fees, increased $2.7 million compared to FY 2011 due to the increased level of indebtedness as a result of the Refinancing. Amortization of deferred financing fees included in interest expense increased $0.6 million due to the capitalization of $9.7 million of deferred financing fees as a result of the Refinancing.
We recorded a $5.5 million loss on the extinguishment of debt repaid in connection with the Refinancing on March 31, 2011. The amount represents the write off of net deferred financing costs from previously outstanding costs, original issue discount, prepayment penalties and other related costs from the Refinancing.
Income Tax Provision

	FY 2012	FY 2011	$ Change	% Change
In thousands
Income tax provision	$2,539	$1,958	581	29.7%
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
The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods indicated below:

	Predecessor		Successor
		October 1,	February 17,
		2009 through	2010 through
Net Loss to Adjusted EBITDA Reconciliation (in thousands):	Fiscal	February 16,	September 30,	Fiscal
	2009	2010	2010	2011	2012	2013
Net loss	$(5,152)	$(4,162)	$(19,633)	$(16,158)	$(11,582)	$(15,307)
Interest expense	15,990	7,007	8,200	16,339	19,649	19,619
Income tax (benefit) provision	(948)	(365)	164	1,958	2,539	1,927
Depreciation and amortization expense	8,651	3,115	8,346	14,708	16,119	19,625
EBITDA	18,541	5,595	(2,923)	16,847	26,725	25,864
Management fees (a)	—	—	1,350	2,252	2,252	2,252
Consulting fees (b)	—	—	699	1,045	1,050	1,053
Transaction related fees and expenses (c)	—	—	—	1,537	598	774
Loss on sale of plant and equipment (d)	—	—	—	—	—	503
Workers comp settlement (e)	—	—	—	—	298	—
Loss on extinguishment of debt (f)	—	—	—	5,470	—	—
Restructuring (g)	790	—	6,684	2,473	—	781
Integration-related manufacturing variances (h)	—	—	1,129	2,356	—	—
Inventory markdowns due to plant closure (i)	—	—	—	—	—	286
Incremental production costs due to plant closure (j)	—	—	—	—	—	716
Acquisition fees and expenses (k)	—	1,184	10,770	—	—	—
Fair value inventory step up (l)	—	—	2,782	—	—	—
Bank related loan costs (m)	2,159	917	—	—	—	—
Non-cash foreign exchange loss (gain) (n)	342	(446)	—	—	—	—
Adjusted EBITDA	$21,832	$7,250	$20,491	$31,980	$30,923	$32,229

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

(c)	Represents professional fees associated the exploration of acquisition opportunities and the registration of our notes with the SEC.

(d)	Represents the non-cash loss recognized on the sales of our manufacturing facilities in Nashua, New Hampshire, and Muscatine, Iowa, which were closed subsequent to the Acquisition.

(e)	Represents the final settlement of outstanding workers compensation claims associated with our closed facility in Muscatine, IA, which was sold during FY 2013.

(f)
We recorded a loss on the extinguishment of debt repaid in connection with the Refinancing on March 31, 2011. The amount represents the write off of net deferred financing costs from previously outstanding costs, original issue discount, prepayment penalties and other related costs from the Refinancing.

(g)
Represents the implementation of several initiatives to restructure and realign manufacturing and administrative resources. The costs incurred in connection with these initiatives consisted of severance, facility consolidation costs, and other exit costs. These costs related to the closure of our Pointe Claire, Quebec, Canada manufacturing facility in fiscal 2013, the PVC integration plan in fiscal 2010 and 2011, and the consolidation of our manufacturing operations in St. Charles, Missouri with our Peru, Illinois facility in fiscal 2009.

(h)
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

(i)
Represents inventory markdowns, recognized in Cost of Sales in the accompanying Consolidated Statements of Operations, resulting from the closure of our Pointe Claire, Quebec, Canada manufacturing facility during fiscal 2013.

(j)
As a result of winding down operations at our Pointe Claire, Quebec, Canada manufacturing facility during the fourth quarter of fiscal 2013, we incurred incremental costs to manufacture our products. These costs are considered noteworthy as they will not continue after the plant ceases manufacturing operations during the first quarter of fiscal 2014.

(k)
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

(l)
Represents the increase in inventories to fair value in the purchase accounting adjustments recorded as a result of the Acquisition. The amount was charged to costs of goods during the period February 17, 2010 to September 30, 2010.

(m)	Represents deferred financing fees as included in bank related loan costs in the consolidated statement of operations.

(n)	Represents the foreign currency translation impact on debt previously held by our Canadian subsidiary. Concurrent with the Acquisition, the debt held at the Canadian subsidiary was repaid in full.
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
We have presented a reconciliation of gross profit to gross profit excluding costs associated with plant closure, which is a non-GAAP financial measure. We consider this measure to be noteworthy as the associated non-cash costs were directly associated with the closure of our Pointe Claire, Quebec facility, and not indicative of costs to manufacture our products.
Liquidity and Capital Resources
Liquidity
Our principal ongoing source of operating liquidity is cash generated by our business operations and borrowings from our ABL Facility.
The ABL Facility provides senior secured financing of up to $30.0 million, subject to borrowing base and certain other restrictions on availability. As of September 30, 2013, there were $5.5 million of borrowings outstanding under our ABL Facility, which bears interest at variable rates and matures on September 30, 2015. At September 30, 2013, letters of credit issued and outstanding were $2.1 million and borrowing availability under the ABL Facility was $22.4 million.
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
We were in compliance with all of the covenants contained in our Notes and ABL Facility as of September 30, 2013.
Cash Flows
Our cash flows from operating, investing and financing activities for the fiscal years ended September 30, 2013 and 2012 are summarized in the following table:

	FY 2013	FY 2012
Net cash provided by (used in):
Operating activities	$4,043	$10,013
Investing activities	(9,054)	(9,619)
Financing activities	5,331	(689)
Effect of exchange rates	(54)	52
Net (decrease) increase in cash	$266	$(243)
As of September 30, 2013, we had cash and cash equivalents of $1.2 million. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of these investments approximates fair value.
Cash provided by operating activities was $4.0 million during FY 2013, compared to $10.0 million of cash provided by operating activities during FY 2012. The decrease in cash provided by operating activities was primarily due to changes in operating assets and liabilities, which used $2.5 million of cash during FY 2013 and provided $3.5 million during FY 2012. The changes in operating assets and liabilities included:

•
Accounts receivable required $3.6 million of cash during FY 2013 and generated $1.6 million of cash during FY 2012. This change compared to FY 2012 is reflective of differences in the volume and timing of sales and collections within these periods.

•
Cash used in inventories was $2.1 million during FY 2013 primarily due to increasing resin costs during the period, as the price per pound for PET and HDPE increased 5% and 21%, respectively, during FY 2013. Inventories provided $0.5 million of cash during FY 2012 primarily driven by significant decreases in resin costs during that period, particularly PET, which decreased 10% on a price per pound basis during FY 2012.

•
Changes in prepaid expenses and other current assets required $0.9 million of cash during FY 2013 and provided $0.5 million of cash during FY 2012. The use of cash during FY 2013 was primarily due to a $0.9 million increase in income taxes receivable while the provision of cash in FY 2012 was primarily due to a $0.6 million decrease in income taxes receivable.

•
Changes in accounts payable and accrued expenses provided cash of $4.2 million and $1.0 million during FY 2013 and FY 2012, respectively, primarily due to timing of payments to vendors at September 30.

Net cash used in investing activities was $9.1 million and $9.6 million during FY 2013 and FY 2012, respectively, resulting from specific cash purchases of property, plant and equipment. During FY 2013, capital expenditures were $11.7 million and we received net proceeds of $2.7 million related to the sales our manufacturing facilities in Nashua, New Hampshire, and Muscatine, Iowa, which were closed subsequent to the Acquisition. Of the $11.7 million in capital expenditures, approximately $1.3 million was for purchases of tooling and infrastructure, primarily in our Paris, Illinois and Hazleton, Pennsylvania facilities, to facilitate relocation of certain business from our Pointe Claire, Quebec facility.
Financing activities provided $5.3 million of cash during FY 2013 and used $0.7 million during FY 2012. The generation of cash during FY 2013 was primarily due to net borrowings of $5.5 million under our ABL Facility to fund our investing activities. The use of cash during FY 2012 was due to paying off all outstanding borrowings under the ABL Facility during that period.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations
The following table reflects our contractual commitments associated with our debt and other obligations as of September 30, 2013:

		Payments due:
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$11,499	$3,150	$5,834	$2,515	$—
Long-term debt (1)	155,515	25	155,490	—	—
Interest on indebtedness (1)	43,627	17,650	25,977	—	—
Management agreement (2)	10,125	2,250	4,500	3,375	—
Consulting agreement (3)	5,595	1,041	2,082	2,082	390
Purchase obligations (4)	14,631	14,631	—	—	—
Total contractual obligations	$240,992	$38,747	$193,883	$7,972	$390

(1)	Consists of our obligations of principal and interest payments under the Notes and the ABL Facility as of September 30, 2013.

(2)	Consists of our obligations under our management agreement. See Item 13 “Certain Relationships and Related Transactions, and Director Independence—Management Agreement.”

(3)	Consists of our obligations under our consulting agreement. See Item 13 “Certain Relationships and Related Transactions, and Director Independence—Consulting Agreement.”

(4)	Consists of open purchase orders as of September 30, 2013.

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
If qualitative factors indicate that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, the two-step impairment test is performed. The first step involves comparing the estimated fair value of the reporting unit with its aggregate carrying value, including goodwill. If the reporting unit’s aggregate carrying value exceeds its estimated fair value, we perform the second step of the goodwill impairment test. The second step involves comparing the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill to measure the amount of impairment loss, if any.
If qualitative factors indicate that it is more likely than not that the fair value of indefinite-lived intangibles is less than its carrying amount, the quantitative impairment test is performed. The quantitative impairment test for indefinite-lived intangibles involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
As a result of these tests, we recorded no impairment charges for the fiscal year ended September 30, 2013.
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
In conjunction with the announced closure of our Pointe Claire, Quebec facility in July 2013, the Company identified an interim impairment indicator related to the expectation that certain property and equipment at the facility would be sold or disposed of before the end of its previously estimated useful life. The Company performed the ASC 360-10 test for recoverability and determined that the undiscounted cash flows associated with the disposal group exceeded the carrying amount and the assets were recoverable. No additional impairment indicators existed as of September 30, 2013.
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
Fair Value of Financial Instruments and Other Intangibles
The carrying amounts in our consolidated balance sheets for debt at September 30, 2013 and 2012 are reported on an amortized cost basis, which approximates the fair value of the debt based on the borrowing rates available to us at those balance sheet dates for loans with similar terms and maturities.
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
Restructuring Costs
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
Recent Accounting Pronouncements
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either in the consolidated statements of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required that provide additional detail about those amounts. These amendments are only disclosure related and will not have an impact on our financial position, results of operations, comprehensive income or cash flows. The disclosures required by ASU 2013-02 are required for public entities for annual periods beginning after December 15, 2012 and interim periods within those years. The Company does not currently expect the adoption of this update in fiscal 2014 to have any effect on its consolidated financial statements and related disclosures.
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption and retrospective application permitted. The Company does not currently expect the adoption of this update in fiscal 2015 to have a significant effect on its consolidated financial statements and related disclosures.
In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the performance of the quantitative impairment test, as currently prescribed by ASC Topic 350-30, is required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance in fiscal 2013 did not have an impact on the Company's consolidated financial position, results of operations and related disclosures.
In September 2011, the FASB issued ASU No. 2011-08, Testing for Goodwill Impairment (“ASU 2011-08”). ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the performance of the two-step goodwill impairment test, as currently prescribed by ASC Topic 350, is required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance in fiscal 2013 did not have an impact on the Company's consolidated financial position, results of operations and related disclosures.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”). This update requires that the components of net income, the components of other comprehensive income and the total of comprehensive income be presented as a single continuous financial statement or in two separate but consecutive statements. The option of presenting other comprehensive income in the statement of stockholders’ equity is eliminated. This update also requires the presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU 2011-12, which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. For public entities, the amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of this guidance in fiscal 2012 did not have an impact on the Company's consolidated financial position, results of operations and related disclosures.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk in connection with changes in foreign exchange rates and interest rates, primarily in connection with interest on the outstanding balance under our ABL Facility.
Foreign Exchange Risk
We are exposed to fluctuations in foreign currency cash flows related to our Canadian operations, intercompany product shipments and intercompany loans. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. dollars. Primary exposures include the U.S. dollar versus functional currencies of our major markets, which include the Canadian dollar. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to protect anticipated exposures. We do not consider the potential loss arising from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of September 30, 2013, to be material.
Interest Rate Risk
We are exposed to interest rate volatility with regard to the current existing issuances of variable rate debt under our ABL Facility. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary. At September 30, 2013, approximately 4%, or $5.5 million, of our debt was floating rate debt and the weighted average interest rate for all debt was 11.2%.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors
Pretium Packaging, LLC:
We have audited the accompanying consolidated balance sheets of Pretium Packaging, LLC and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in members’ equity (deficit), and cash flows for each of the years in the three year period ended September 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pretium Packaging, LLC and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

St. Louis, Missouri December 4, 2013

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2013	September 30, 2012
Assets
Current assets:
Cash	$1,179	$913
Accounts receivable, net of allowances of $611 and $716	27,537	24,163
Inventories	25,759	23,895
Prepaid expenses and other assets	4,862	3,671
Deferred tax assets	445	669
Total current assets	59,782	53,311
Property, plant and equipment, net	61,963	72,410
Other assets:
Goodwill	40,408	40,561
Other intangibles, net	33,403	35,010
Deferred financing fees, net	4,789	6,738
Other non current assets	371	393
Total other assets	78,971	82,702
Total assets	$200,716	$208,423
Liabilities and Members' Equity (Deficit)
Current liabilities:
Current maturities of long-term debt	$25	$159
Accounts payable	25,010	22,363
Accrued expenses	7,468	6,254
Accrued interest and bank fees	8,674	8,672
Total current liabilities	41,177	37,448
Long-term liabilities:
Long-term debt, less current maturities	155,490	150,025
Deferred tax liabilities	9,166	9,610
Other long-term liabilities	594	683
Total long-term liabilities	165,250	160,318

Members' equity (deficit):
Members' equity (deficit)	(6,112)	9,265
Accumulated other comprehensive income	401	1,392
Total members' equity (deficit)	(5,711)	10,657
Total liabilities and members' equity (deficit)	$200,716	$208,423

See accompanying notes to consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Fiscal year ended September 30,
	2013	2012	2011
Net sales	$240,956	$232,233	$237,241
Cost of sales	211,810	200,715	205,931
Gross profit	29,146	31,518	31,310

Operating expenses:
Selling, general and administrative expenses	18,863	18,538	18,262
Restructuring costs	781	—	2,473
Transaction-related fees and expenses	774	598	1,537
Loss (gain) on foreign currency exchange	207	27	(260)
Loss on disposal of plant and equipment, net	503	—	—
Depreciation	483	451	384
Amortization of intangibles	1,296	1,298	1,305
Total operating expenses	22,907	20,912	23,701
Income from operations	6,239	10,606	7,609
Other expenses:
Interest	19,619	19,649	16,339
Loss on extinguishment of debt	—	—	5,470
Total other expenses	19,619	19,649	21,809
Loss before income tax provision	(13,380)	(9,043)	(14,200)
Income tax provision	1,927	2,539	1,958
Net loss	$(15,307)	$(11,582)	$(16,158)

See accompanying notes to consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal year ended September 30,
	2013	2012	2011
Comprehensive Income (Loss):
Net loss	$(15,307)	$(11,582)	$(16,158)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	(991)	1,455	(386)
Total Comprehensive Loss	$(16,298)	$(10,127)	$(16,544)

See accompanying notes to consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(in thousands)

	Members’ Equity (Deficit)	Accumulated Other Comprehensive Income (loss)	Total Members’ Equity (Deficit)
Balance at September 30, 2010	$67,765	$323	$68,088
Members’ investment	$950		$950
Distribution	(30,900)		(30,900)
Repurchase of former members’ investment, net of distributions	(21)		(21)
Net loss	(16,158)		(16,158)
Other comprehensive loss		(386)	(386)
Balance at September 30, 2011	$21,636	$(63)	$21,573
Effect of establishing deferred tax liability on equipment contributed to PVC	(789)		(789)
Net loss	(11,582)		(11,582)
Other comprehensive income		1,455	1,455
Balance at September 30, 2012	$9,265	$1,392	$10,657
Effect of establishing deferred tax liability on equipment contributed to PVC	(70)		(70)
Net loss	(15,307)		(15,307)
Other comprehensive income		(991)	(991)
Balance at September 30, 2013	$(6,112)	$401	$(5,711)

See accompanying notes to consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal year ended September 30,
	2013	2012	2011
Cash Flows From Operating Activities
Net loss	$(15,307)	$(11,582)	$(16,158)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	18,329	14,821	13,403
Amortization of intangibles	1,296	1,298	1,305
Amortization of deferred financing fees	1,949	1,966	1,331
Loss on disposal of plant and equipment	503	—	—
Noncash interest expense	—	—	668
Noncash charges on extinguishment of debt	—	—	3,634
Deferred taxes	(253)	53	983
Changes in assets and liabilities:
Accounts receivable	(3,566)	1,644	1,380
Inventories	(2,064)	451	(4,934)
Prepaid expenses and other assets	(864)	465	(503)
Accounts payable and accrued expenses	4,225	1,037	(3,034)
Accrued interest and bank fees	2	(39)	6,904
Other	(207)	(101)	67
Net cash provided by operating activities	4,043	10,013	5,046
Cash Flows From Investing Activities
Purchase of property, plant and equipment	(11,741)	(9,619)	(8,387)
Proceeds from sale of plant and equipment	2,687	—	—
Net cash used in investing activities	(9,054)	(9,619)	(8,387)
Cash Flows From Financing Activities
Members' investment	—	—	950
Members' distribution	—	—	(30,900)
Repurchase of stockholder investment	—	—	(21)
Repayments of revolving line of credit	(64,947)	(69,871)	(72,767)
Proceeds from revolving line of credit	70,437	69,367	61,538
Proceeds from issuance of debt obligations	—	—	150,000
Repayments of other debt obligations	(159)	(169)	(95,918)
Payment of bank and other related loan fees	—	(16)	(9,668)
Net cash provided by (used in) financing activities	5,331	(689)	3,214
Net increase (decrease) in cash	320	(295)	(127)
Effect of foreign currency translation adjustment	(54)	52	5
Cash - beginning of period	913	1,156	1,278
Cash - end of period	$1,179	$913	$1,156

See accompanying notes to consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal year ended September 30,
	2013	2012	2011
Supplemental Disclosure of Cash Flow Information
Interest paid	$17,631	$17,675	$7,263
Income taxes paid	$3,076	$1,955	$1,876

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
At September 30, 2013, the Company conducted its business from its corporate headquarters in Chesterfield, Missouri, with nine manufacturing plants in the United States and two in Canada (Pretium Canada), although the Company expects to complete the closure of our Pointe Claire, Quebec, Canada facility during the first quarter of fiscal 2014. The Company manufactures a variety of injection blow molded (“IBM”), extrusion blow molded (“EBM”), injection stretch blow molded (“SBM”) and injection molded plastic bottles, jars, containers, preforms, and closures. Substantially all of the Company’s workforce at its Canadian facilities is employed under collective bargaining agreements.
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
If qualitative factors indicate that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, the two-step impairment test is performed. The first step involves comparing the estimated fair value of the reporting unit with its aggregate carrying value, including goodwill. If the reporting unit’s aggregate carrying value exceeds its estimated fair value, we perform the second step of the goodwill impairment test. The second step involves comparing the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill to measure the amount of impairment loss, if any.
If qualitative factors indicate that it is more likely than not that the fair value of indefinite-lived intangibles is less than its carrying amount, the quantitative impairment test is performed. The quantitative impairment test for indefinite-lived intangibles involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
As a result of these tests, we recorded no impairment charges for the fiscal years ended September 30, 2013, 2012 and 2011.
Impairment of Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations or expected to be disposed of when events and circumstances indicate that the assets might be impaired and when those assets are expected to generate undiscounted cash flows that would be less than their carrying amounts in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets. In conjunction with the announced closure of our Pointe Claire, Quebec operations in July 2013, the Company identified an interim impairment indicator related to the expectation that certain property and equipment at the facility would be sold or disposed of before the end of its previously estimated useful life. The Company performed the ASC 360-10 test for recoverability and determined that the undiscounted cash flows associated with the disposal group exceeded the carrying amount and the assets were recoverable. No additional impairment indicators existed as of September 30, 2013.
Deferred Financing Fees
Deferred financing fees are amortized using the straight line method, which approximated the effective interest method over the respective loan periods. On March 31, 2011 the Company refinanced its outstanding debt, as further discussed in Note 6. As a result of the refinancing, the Company recognized a $5.5 million loss on the extinguishment of debt, of which $2.8 million represented the write off of net deferred financing costs, and $0.8 million represented the write-off of original issue discount associated with the previously outstanding debt. The remaining loss represents the payment of prepayment penalties and other related costs.
During the year ended September 30, 2011, the Company capitalized costs of $9.7 million related to financing fees paid in conjunction with its debt refinancing. The amortization of deferred financing fees was $1.9 million, $2.0 million and $1.3 million during the fiscal years ended September 30, 2013, 2012, and 2011, respectively, and is included in interest expense in the accompanying consolidated statement of operations.

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
Transaction gains and losses that arise from exchange rate fluctuations on transactions and balances denominated in a currency other than the functional currency are generally included in the results of operations as incurred. Foreign currency transaction losses (gains) included in operations amounted to $0.2 million, $0.03 million, $(0.3) million, during the fiscal years ended September 30, 2013, 2012, and 2011, respectively.
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
Restructuring Costs
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
Recently Adopted Accounting Pronouncements
In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the performance of the quantitative impairment test, as currently prescribed by ASC Topic 350-30, is required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance in fiscal 2013 did not have an impact on the Company's consolidated financial position, results of operations and related disclosures.
In September 2011, the FASB issued ASU No. 2011-08, Testing for Goodwill Impairment (“ASU 2011-08”). ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the performance of the two-step goodwill impairment test, as currently prescribed by ASC Topic 350, is required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance in fiscal 2013 did not have an impact on the Company's consolidated financial position, results of operations and related disclosures.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”). This update requires that the components of net income, the components of other comprehensive income and the total of comprehensive income be presented as a single continuous financial statement or in two separate but consecutive statements. The option of presenting other comprehensive income in the statement of stockholders’ equity is eliminated. This update also requires the presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU 2011-12, which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. For public entities, the amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of this guidance in fiscal 2012 did not have an impact on the Company's consolidated financial position, results of operations and related disclosures.
Recently Issued Accounting Pronouncements
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either in the consolidated statements of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required that provide additional detail about those amounts. These amendments are only disclosure related and will not have an impact on our financial position, results of operations, comprehensive income or cash flows. The disclosures required by ASU 2013-02 are required for public entities for annual periods beginning after December 15, 2012 and interim periods within those years. The Company does not currently expect the adoption of this update in fiscal 2014 to have any effect on its consolidated financial statements and related disclosures.
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption and retrospective application permitted. The Company does not currently expect the adoption of this update in fiscal 2015 to have a significant effect on its consolidated financial statements and related disclosures.

Note 2.	Accounts Receivable
Accounts receivable at September 30, 2013 and 2012 consist of the following:

	September 30, 2013	September 30, 2012
Accounts Receivable	$28,148	$24,879
Less: allowance for doubtful accounts	(611)	(716)
Accounts receivable net of allowances	$27,537	$24,163
The allowance for doubtful accounts activity for the fiscal years ended September 30, 2013, 2012 and 2011 was as follows:

	Fiscal year ended September 30,
Allowance for doubtful accounts:	2013	2012	2011
Balance at beginning of Period	716	754	1,845
Charged to costs and expenses	127	206	132
Deductions	(232)	(244)	(1,223)
Balance at end of period	611	716	754

Note 3.	Inventories
Inventories, stated at lower of cost or market, consisted of the following at September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012
Finished goods	$13,699	$12,475
Raw materials	12,060	11,420
Inventories	$25,759	$23,895

Note 4.	Property, Plant, and Equipment, Net
Property, plant, and equipment at September 30, 2013 and 2012 consist of the following:

	September 30, 2013	September 30, 2012
Land	$1,645	$2,120
Buildings and improvements	21,538	24,962
Machinery and equipment	60,336	54,469
Molds	28,674	24,866
Capital improvements in progress	2,741	1,794
Property, plant and equipment, gross	114,934	108,211
Accumulated depreciation	(52,971)	(35,801)
Property, plant and equipment, net	$61,963	$72,410

Depreciation expense was $18.3 million, $14.8 million and $13.4 million during the fiscal years ended September 30, 2013, 2012 and 2011, respectively. The $18.3 million of depreciation expense recognized during the fiscal year ended September 30, 2013 included $2.1 million of accelerated depreciation related to the announced closure of the Pointe Claire, Quebec manufacturing facility as discussed in Note 12.

Note 5.	Goodwill and Other Intangible Assets
Goodwill

The changes in the carrying amount of goodwill for years ended September 30, 2013 and 2012 are presented in the table below:

	September 30, 2013	September 30, 2012
Beginning balance	$40,561	$40,354
Currency translation adjustment	(153)	207
Ending balance	$40,408	$40,561

The Company performs the annual impairment test of the carrying values of its goodwill as of December 31 of each fiscal year. Under the impairment test, if the reporting unit's aggregate carrying value exceeds its estimated fair value, goodwill impairment is recognized to the extent that the reporting unit's carrying amount of goodwill exceeds the implied value of the goodwill.
The Company completed its annual impairment test of the carrying value of its goodwill as of December 31, 2012 and concluded there was no impairment. In performing its goodwill impairment test, the Company determined the estimated fair value of its reporting unit utilizing a combination of the market approach (weighted at 25% for the comparable company method and 25% for the reference transactions method) and the income approach (weighted at 50%). The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach makes use of unobservable factors, and the key assumptions that impact the calculation of fair value, including the Company's estimates of the projected revenues, cash flows and a discount rate applied to such cash flows. In developing projected revenues and cash flows, the Company considered available information including, but not limited to, its short-term internal forecasts, historical results, anticipated impact of implemented restructuring initiatives, and its expectations about the strength of the current economy. In addition, the Company forecasted sales growth to trend up to an inflationary growth rate of 3% per annum by fiscal 2014 and beyond. The determination of the discount rate was based on the weighted-average cost of capital with the cost of equity determined using the capital asset pricing model (“CAPM”). The CAPM uses assumptions such as a risk-free rate, an equity risk premium and a small stock premium. These assumptions were derived from publicly available information. Therefore, the Company believes its assumptions are reflective of the assumptions made by market participants.

In order to evaluate the sensitivity of the fair value calculation on the goodwill impairment testing, the Company applied a hypothetical 10% decrease to the fair value of the reporting unit, which it believes represented a reasonably possible change at the time of the test. This hypothetical 10% decrease did not change the results of the Company's impairment testing.
Other Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of other intangible assets at September 30, 2013:

	Gross carrying amount	Weighted average amortization period	Accumulated Amortization	Currency Translation Adjustment	Net Book Value
Customer relationships	$25,800	20 years	(4,706)	73	$21,167
Trademarks	12,280	Indefinite	(80)	36	12,236
Total	$38,080		(4,786)	109	$33,403

The following table presents the gross carrying amount and accumulated amortization of other intangible assets at September 30, 2012:

	Gross carrying amount	Weighted average amortization period	Accumulated Amortization	Currency Translation Adjustment	Net Book Value
Customer relationships	$25,800	20 years	$(3,410)	$246	$22,636
Trademarks	12,280	Indefinite	(80)	174	12,374
Total	$38,080		$(3,490)	$420	$35,010

The Company completed its annual impairment test of the carrying value of its indefinite lived trademarks as of December 31, 2012 and concluded there was no impairment. In performing its impairment test, the Company determined the estimated fair value of its trademarks utilizing the relief from royalties method.
Customer relationships are amortized over 20 years. The accumulated amortization related to the Trademarks is related to the subsequent amortization of the PVC trademarks. The Pretium trademark is not amortized and has an indefinite useful life.
Amortization expense was $1.3 million during the each of the years ended September 30, 2013, 2012 and 2011. The estimated aggregate amortization expense for each of the five succeeding fiscal years as of September 30, 2013 is $1.3 million.

Note 6.	Long-term Debt
At September 30, 2013 and 2012, long-term debt obligations consisted of the following:

	September 30,	September 30,
	2013	2012
Long-term debt:
ABL Facility	$5,490	$—
Senior Secured Notes	150,000	150,000
Total Senior Debt	155,490	150,000
Other	25	184
Total long-term debt, including current maturities	155,515	150,184
Current maturities of long-term debt	25	159
Total long-term debt, less current maturities	$155,490	$150,025

On March 31, 2011, the Company refinanced the debt used to fund the Acquisition and the PVC Acquisition. As described further below, the Company, together with Pretium Finance, Inc. (“Pretium Finance”), its wholly-owned subsidiary, issued $150.0 million of 11.5% Senior Secured Notes (the "Senior Secured Notes") due April 1, 2016 and entered into an ABL Facility (the “ABL Facility”) of $25 million in order to fund the refinancing (the “Refinancing”). The ABL Facility entered into on March 31, 2011 was subsequently amended and restated on April 20, 2011, which reduced the Company's interest rates and increased its borrowing availability to $30 million, among other things.
Under the terms of the Company’s debt agreements, at September 30, 2013, the scheduled interest rates and maturity dates were as follows:

	Interest rates	Scheduled maturity dates
ABL Facility	Prime plus 0.5% *	September 30, 2015
Senior Secured Notes	11.5%	April 1, 2016

*
The revolving line of credit also has interest rate options based on LIBOR plus a margin of 1.5%. At September 30, 2013, the applicable rate under the prime and LIBOR options was 3.75% and 1.68%, respectively.

11.5% Senior Secured Notes
On March 31, 2011 the Company, together with Pretium Finance as co-issuer (together, the “Issuers”), issued $150 million in aggregate principal amount of 11.5% Senior Secured Notes due April 1, 2016. The Senior Secured Notes bear interest at a fixed annual rate of 11.5% from April 1, 2011, paid semi-annually, commencing October 1, 2011.
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
At September 30, 2013, the Company had $5.5 million of outstanding borrowings. Letters of credit issued and outstanding at September 30, 2013 were $2.1 million and borrowing availability was $22.4 million. At September 30, 2012, the Company had no outstanding borrowings. Letters of credit issued and outstanding at September 30, 2012 were $1.6 million and borrowing availability was $28.4 million.
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
Scheduled maturities of long-term debt under the debt agreements at September 30, 2013 are as follows:

	2014	2015	2016	2017	2018	Total
Revolving line of credit	—	5,490	—	—	—	5,490
11.5% senior secured notes	—	—	150,000		—	150,000
Other	25	—	—	—	—	25
	$25	$5,490	$150,000	$—	$—	$155,515

Note 7.	Leases
The Company leases various equipment and facilities. Total rental expense was $4.6 million, $4.5 million and $4.7 million during the fiscal years ended September 30, 2013, 2012 and 2011, respectively.
Future minimum lease payments under all noncancelable operating leases with initial or remaining terms in excess of one year at September 30, 2013 are as follows:

Total
Year:
2014	3,150
2015	3,068
2016	2,766
2017	2,358
2018	157
Thereafter	—
Total minimum lease payments	$11,499

Note 8.	401(k) Plan
The Company maintains a 401(k) defined contribution plan which covers all participating employees who have a minimum of ninety days of service. The Company provides a cash match benefit at the rate of 50% of the first 4% of the participating employees’ gross contributions. Employees become fully vested in the Company’s contribution after three years of service. During the fiscal years ended September 30, 2013, 2012 and 2011, the Company’s contributions totaled $0.3 million, $0.3 million and $0.4 million, respectively.

Note 9.	Pretium Capital Structure
At September 30, 2013, the Company’s capital structure consisted of 1 share of its Class A Member units, held by Pretium Intermediate. Pretium Intermediate is 100% owned by Pretium Holding as of September 30, 2013. The membership units of Pretium Holding are designated Class A units, Class B-1 units, Class B-2 units and Class B-3 units. The Class A and B-2 units contain certain distribution and liquidation preferences, the Class B-1 units contain voting rights and the Class B-3 units are non-voting units intended for employees and directors.
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
During the year ended September 30, 2013, in conjunction with the closure of the Pointe Claire, Quebec, Canada manufacturing facility, the Company made a capital contribution of property, plant, and equipment to Robb. Robb subsequently contributed this property to PVC. The Company is a pass through tax entity, and therefore no deferred tax positions were previously recognized for these assets. As part of this transaction, PVC, which is subject to income tax treatment, established a deferred tax liability of $0.1 million to reflect the difference between the tax basis and the book basis of the contributed property, which also decreased Members' equity by this amount.
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
On September 2, 2011, the Company repurchased 250 Class A and 250 Class B-3 membership units of Pretium Holding, LLC from a former executive who resigned in August 2011. The units were repurchased for minimal consideration, which represented the value of the members' investment, net of distributions, at the termination date.
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

The Company is a pass-through tax entity and no provision, except for certain states in which it conducts business as well as certain subsidiary companies which are discussed further below, is made in the consolidated financial statements for income taxes. The following income tax items are related to the applicable subsidiary companies that are subject to income tax treatment:

	Year ended September 30,
	2013	2012	2011
U.S. loss	$(6,882)	$(7,142)	$(13,251)
Non-U.S. loss	(6,498)	(1,901)	(949)
Total Loss	$(13,380)	$(9,043)	$(14,200)
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
The components of income tax provision are as follows:

	Year ended September 30,
	2013	2012	2011
Current:
Federal	$1,686	$2,009	$636
State	503	499	329
International	—	—	—
Total Current	2,189	2,508	965
Deferred:
Federal	(262)	31	993
International	—	—	—
Total Deferred	(262)	31	993
Total	$1,927	$2,539	$1,958
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

	Year ended September 30,
	2013	2012	2011
Statutory Federal income taxes	34%	34%	34%
Losses passed through to Members	(31)	(54)	(47)
State income taxes, net	(1)	(3)	1
Change in valuation allowance	(13)	(5)	(2)
Other, net	(3)	—	—
	(14)%	(28)%	(14)%
Deferred income taxes for the Company’s taxable subsidiaries reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at September 30, 2013 and 2012 are as follows:

	Year ended September 30,
	2013	2012
Deferred tax liabilities:
Tangible property & equipment	$(6,398)	$(7,869)
Goodwill and other intangible assets	(6,187)	(6,480)
	(12,585)	(14,349)
Deferred tax assets:
Accrued liabilities and reserves	562	909
Accrued compensation	—	—
Inventory	106	107
Goodwill	640	789
Net operating loss carryforwards	7,672	7,140
	8,980	8,945
Valuation allowance	(5,116)	(3,537)
Total deferred tax assets	3,864	5,408
Net deferred tax liability	$(8,721)	$(8,941)

Current deferred tax asset	$445	$669
Long-term deferred tax liability	(9,166)	(9,610)
Net deferred tax liability	$(8,721)	$(8,941)
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the scheduled reversal of deferred tax liabilities and generation of future taxable income during the periods in which the deferred tax assets become deductible. Based upon projections for future taxable income over the periods the deferred tax assets are deductible, and the availability of gross deferred tax liabilities to offset gross deferred tax assets, management believes it is more likely than not the Company will realize substantially all of the benefits of these deductible differences at September 30, 2013. A valuation allowance was placed on certain Canadian and state net operating losses for jurisdictions in which it is unlikely that the Company will realize sufficient taxable income during the periods in which certain of the temporary differences become deductible. The net increase in the valuation allowance during the fiscal years ended September 30, 2013, 2012 and 2011 was $1.6 million, $0.6 million, and $0.2 million, respectively.
At September 30, 2013, Robb Container Corporation (Robb), a subsidiary of Pretium and a Subchapter C Corporation, had approximately $10.6 million of net operating loss carryforwards that expire in varying amounts beginning in 2021. Based upon the change of ownership rules under IRC Section 382, these separate U.S. net operating loss carryforwards are limited as to the amount of use in any particular year. At September 30, 2013, Pretium Canada has approximately $19.9 million of federal and $19.3 million of provincial net operating losses that expire in varying amounts beginning in 2028. These net operating loss carryforwards are available to only offset future taxable income earned in Canada by Pretium Canada.

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
As of September 30, 2013, and 2012, the total balance of unrecognized tax benefits was $0.1 million.

Note 11.	Contingencies
The Company is involved in various claims and legal proceedings and administrative actions arising in the ordinary course of business. In the opinion of management, the ultimate conclusion of these matters will not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Note 12.	Restructuring Costs
On July 15, 2013, the Company announced the closure of its manufacturing operations located in Pointe Claire, Quebec, Canada. This decision was directly related to the Company's decision in fiscal 2010 to de-emphasize the sale of preforms as a product category and to focus on growth in its core product line of plastic bottles. The Pointe Claire site was primarily a preform manufacturing site and did not fit within the Company's current and long term market strategy.
The Company will be consolidating the Pointe Claire operations with its operations in its other facilities in the United States. Approximately 65 employees will be affected in the plant closure while 30 new positions will be created at the Company's other locations as equipment and work is transitioned to those sites. The Company expects to have substantially completed its consolidation activities by December 31, 2013. This decision to terminate operations in Pointe Claire is unrelated to and will have no effect on the Company's other site in Quebec, based in Ville St. Laurent, which is a specialty bottle manufacturing site supplying the pharmaceutical, food and personal care markets.
In 2013, the Company recorded a restructuring charge of $0.9 million related to these initiatives. In addition, approximately $2.4 million of costs related to these initiatives were recorded in cost of sales, representing accelerated depreciation as a result of a change in the estimated useful lives of plant assets and inventory markdowns, which were both directly related to the plant closure.
The following table presents a summary of restructuring costs and other charges related to this initiative that we expect to incur in total, the cumulative amount recognized as of September 30, 2013, and the remaining costs to be recognized:
Summary of Restructuring Costs

	Total	Recognized	Remaining
	Estimated	as of	Costs to be
	Costs	September 30, 2013	Recognized
Severance pay and benefits	1,088	811	277
Accelerated depreciation	2,102	2,102	—
Inventory markdowns	286	286	—
Other exit costs	932	49	883
Leased facility costs (1)	2,155	—	2,155
Total restructuring and related costs	6,563	3,248	3,315

(1)
Leased facility costs represent our estimate of the fair value of the operating lease as of the cease-use date, October 31, 2013. The fair value was determined based on remaining lease rentals adjusted for the effects of deferred items and estimated sublease rentals.

Of the aggregate $6.6 million of pre-tax costs, the company expects approximately $4.2 million will be cash expenditures, of which $0.2 million was paid during fiscal 2013. The Company expects to incur future cash expenditures of $1.8 million related to payment of employee termination and retention benefits, and other associated exit costs, while the remaining lease payments will continue through the expiration of the lease agreement in October 2016.

A summary of the restructuring activity and related reserves at September 30, 2013 is as follows:

	Accrued				Accrued
	Balance at	2013	2013 Cash	Other	Balance at
	September 30, 2012	Charges	Payments	Adjustments	September 30, 2013
Severance pay and benefits	79	811	(133)	(79)	678
Other exit costs	—	49	(49)	—	—
Total	79	860	(182)	(79)	678
During fiscal 2010, the Company implemented several initiatives to restructure and realign certain manufacturing and administrative resources subsequent to the PVC Acquisition. The total costs incurred during the fiscal year ended September 30, 2011 were $2.5 million, which consisted of facility consolidation costs ($1 million) and other exit costs ($1.5 million).
During the fiscal year ended September 30, 2013, the Company released approximately $0.1 million of accrued severance payments related to this initiative. This adjustment is reflected within restructuring costs in the Consolidated Statement of Operations during the fiscal year ended September 30, 2013.
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
Long-Term Debt
The Company’s long-term debt as of September 30, 2013 consists of fixed rate debt. The fair value of the Company’s long-term debt was based on market price information. The Company’s fixed rate debt, which includes 11.5% Senior Notes due April 1, 2016, totaled $150 million, as of September 30, 2013. The fair value of the Company’s Senior Secured Notes was 108.0% and 102.5% of face value at September 30, 2013 and 2012, respectively.  The fair value of the Senior Secured Notes is measured using the last available trade in each respective year. The fair value is not indicative of the amount that the Company would have to pay to redeem these notes since they are infrequently traded and are not callable at this value.
Recurring Fair Value Measurements
The Company does not have any financial assets or liabilities measured at fair value on a recurring basis as of September 30, 2013 and 2012.
Non-recurring Fair value Measurements
Non-financial assets and liabilities, such as goodwill and long-lived assets, are tested for impairment on the occurrence of a triggering event or in the case of goodwill and other indefinite-lived intangible assets, on at least an annual basis. The Company did not identify any events or changes in circumstances that would indicate that the carrying amount of long-lived assets may not be recoverable as of September 30, 2013 and 2012.
The Company does not have any other financial instruments within the scope of the fair value disclosure requirements as of September 30, 2013 and 2012.

Note 14.	Related Party Transactions
On February 17, 2010, the former majority owner of the Company, who now serves on the Company's Board of Directors, entered into a seven year consulting agreement (including a non-competition clause). The Company's cost for these services was $1.1 million during each of the fiscal years ended September 30, 2013, 2012 and 2011.

The Company has entered into a management agreement to retain Castle Harlan, Inc. to provide business and organizational strategy, financial and investment management, advisory, and merchant and investment banking services to the Company. In exchange for these services, the Company pays management fees of $2.3 million, annually. The Company recorded total expense related to this agreement of $2.3 million during each of the fiscal years ended September 30, 2013, 2012 and 2011.
The fees for both of these related party agreements are included within selling, general and administrative expenses in the condensed consolidated statements of operations.

Note 15.	Segment Information
The Company operates as a single reportable segment based on the “management” approach. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments. The following table provides the geographic distributions of the Company's net sales during the fiscal years ended September 30, 2013, 2012 and 2011:

Net Sales	U.S.	Canada	Total
Year ended September 30, 2013	$204,359	$36,597	$240,956
Year ended September 30, 2012	$192,585	$39,648	$232,233
Year ended September 30, 2011	$196,507	$40,734	$237,241

The following table provides the geographic distributions of the Company's long-lived assets as of September 30, 2013 and September 30, 2012:

Total Long-lived Assets	U.S.	Canada	Total
September 30, 2013	$122,868	$12,906	$135,774
September 30, 2012	$129,664	$18,317	$147,981
September 30, 2011	$135,415	$17,985	$153,400

Note 16.	Quarterly Financial Information (Unaudited)
Quarterly results of operations for the year ended September 30, 2013 were as follows:

Fiscal 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$52,720	62,661	63,220	62,355
Gross profit	$6,702	8,402	8,937	5,105
Operating income	$715	3,061	2,706	(243)
Net loss	$(4,677)	(2,364)	(2,724)	(5,542)

Quarterly results of operations for the year ended September 30, 2012 were as follows:

Fiscal 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$54,999	59,098	60,686	57,450
Gross profit	$7,139	8,381	8,398	7,600
Operating income	$1,862	3,466	3,114	2,164
Net loss	$(3,702)	(2,266)	(2,844)	(2,770)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Under the supervision and with the participation of the President and Chief Executive Officer and the Vice President and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2013.
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

Name	Age	Position
George A. Abd	50	President and Chief Executive Officer Member of the board of directors of Pretium Holding
Robert A. Robison	56	Vice President and Chief Financial Officer
Daniel P. Lally	50	Senior Vice President of Sales and Marketing
Jeffrey J. Nelb	57	Senior Vice President of Manufacturing
Timothy J. Wehrfritz	64	Vice President of Administration
Sharad Prasad	46	Vice President of Quality and Continuous Improvement
Keith S. Harbison	56	Member of the board of directors of Pretium Holding
Harley B. Kaplan	59	Member of the board of directors of Pretium Holding
Alan H. Miller	80	Member of the board of directors of Pretium Holding
Howard D. Morgan	51	Member of the board of directors of Pretium Holding
Eric M. Schwartz	30	Member of the board of directors of Pretium Holding
William M. Pruellage	40	Member of the board of directors of Pretium Holding
Bernard Reidy	71	Member of the board of directors of Pretium Holding
Brett A. Snyder	42	Member of the board of directors of Pretium Holding
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
Eric M. Schwartz. Mr. Schwartz became a member of the board of directors of Pretium Holding on November 21, 2013. Mr. Schwartz first joined Castle Harlan in 2007 and currently serves as a Senior Associate. Prior to joining Castle Harlan, Mr. Schwartz was an investment banking professional at Citigroup, where he advised clients on a number of mergers, acquisitions and divestitures across a broad range of industries. Mr. Schwartz graduated cum laude from Duke University with a BSE in Biomedical and Electrical Engineering, and holds an MBA from the Stanford Graduate School of Business, where he received the distinction of Arjay Miller Scholar. Mr. Schwartz has a high level of financial literacy and experience advising portfolio companies in matters relating to corporate finance.
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
Corporate Governance
Committees of the Board of Directors
Audit Committee
Pretium Holding has a standing audit committee which consists of Messrs. Kaplan, Schwartz, Reidy (Chairman) and Snyder. The audit committee oversees risks related to our financial statements, the financial reporting process, certain compliance issues and accounting matters. The audit committee is also responsible for the oversight of management’s assessment of internal controls, our internal audit function and audits of our financial statements on behalf of the Board. The board of directors of Pretium Holding has determined that Mr. Schwartz is an “audit committee financial expert,” as that term is defined in the Exchange Act. All members of the audit committee are able to read and understand financial statements and have experience in finance and accounting that provides them with financial sophistication.
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
Section 16(a) Beneficial Ownership Reporting Compliance
As we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, none of our directors, officers or equity holders were subject to reporting requirements of Section 16(a) of the Exchange Act during the fiscal year ended September 30, 2013.

Item 11.	Executive Compensation
Compensation Discussion and Analysis
Overview
The Compensation Discussion and Analysis discusses the principles underlying our executive compensation policies and decisions for our Named Executive Officers (“NEOs”). It provides qualitative information regarding the manner in which compensation is earned by our NEOs and places in context the data presented in the tables that follow. In addition, we address the compensation paid or awarded during FY 2013 to our NEOs: George A. Abd, our President and Chief Executive Officer (principal executive officer), Robert A. Robison, our Vice President and Chief Financial Officer (principal financial officer and principal accounting officer), Daniel P. Lally, our Senior Vice President of Sales and Marketing, Jeffrey J. Nelb, our Senior Vice President of Manufacturing, and Timothy J. Wehrfritz, our Vice President of Administration.
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
Philosophy of Executive Compensation Program
The Compensation Committee seeks to set compensation for our NEOs at a level it believes will enable us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall business goals. The Compensation Committee seeks to align compensation with the achievement of financial and non-financial performance metrics set by the board of directors, which include specified targets for consolidated Adjusted EBITDA, free cash flow and safety and quality standards. Though the board of directors does not formally review peer group compensation structures or use compensation consultants, the board of directors utilizes its own experience and expertise to set compensation levels to maintain competitiveness in the market. The following are the principal objectives in the design of our executive compensation program:

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
In FY 2013, the principal elements of our compensation for our executive officers were:

•	Base salary;

•	Annual bonus; and

•	Benefits,
Each of these elements is discussed in further detail below. In FY 2013, we did not offer any equity-based compensation or any other incentive compensation to our NEOs.
Base Salary
Annual base salary reflects the fixed component of compensation for an executive’s ongoing contribution to the operating performance of his or her functional area of responsibility. The Compensation Committee believes that base salary must be competitive based upon the scope of responsibilities and market compensation of similar executives. The base salary of each of our NEOs is reviewed annually by the Compensation Committee. We believe that base salary does not encourage risk-taking by our NEOs as it is a fixed amount. The Compensation Committee may, in its discretion, also adjust base salary at other times during the year in connection with increased responsibilities or to maintain competitiveness in the market. The base salary for each of Mr. Abd, Mr. Robison, Mr. Nelb, Mr. Lally, and Mr. Wehrfritz was increased $10,000, $8,000, $8,000, $5,000 and $3,500, respectively, in FY 2013 in order to maintain competitiveness in the market. Each of our NEOs are eligible for increases in base salary in FY 2014.
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
For FY 2013, NEO bonus eligibility was based on the achievement of targets weighted as follows for achievement of the target: 60% for the achievement of the applicable adjusted EBITDA target; 10% for the achievement of the applicable free cash flow target; 20% for the achievement of a quality target; and 10% for the achievement of the safety metric. Payments for the achievement of free cash flow, quality, and safety thresholds are made only if we achieve the adjusted EBITDA threshold.
For bonus purposes, adjusted EBITDA consists of EBITDA further adjusted to add back management and consulting fees, transaction-related fees and expenses representing professional fees associated with our exploration of acquisition opportunities and other adjustments as approved by the Compensation Committee. Free cash flow consists of adjusted EBITDA less working capital requirements or surplus less capital expenditures. Quality is determined by reference to an internal customer satisfaction index that measures the number and severity of complaints relative to total sales per manufacturing facility. Safety consists of the OSHA Recordable Rate which is a standardized calculation rate of injuries and illnesses per employee hours worked. For FY 2013, the threshold, target and maximum bonus targets were determined as follows:

	For the year ended September 30, 2013
	Threshold	Target	Maximum	Actual Results Achieved
Adjusted EBITDA (in thousands)	$31,600	$35,000	$38,000	$33,004
Free Cash Flow (in thousands)	$22,300	$25,300	$28,300	$20,500
Quality	6.8	5.8	4.0	7.1
Safety	2.2	1.6	1.0	1.7

Based on actual results achieved during fiscal 2013, each of the NEOs earned a cash bonus equal to 25% of the EBITDA target and 75% of the Safety target. No amounts were awarded for free cash flow or quality during fiscal 2013, as the Company did not achieve the threshold for these metrics. The annual cash bonuses, calculated based on the achievement of the above metrics during fiscal 2013, are presented in the summary compensation table below as fiscal 2013 bonuses. As of the date of this filing, the final cash payout is pending the approval of the Compensation Committee.
In addition, during fiscal 2013, Messrs. Abd, Robison, Nelb, Lally, and Wehfritz were awarded one time discretionary bonuses of $71,250, $25,200, $32,200, $23,000, and $17,500, respectively, which were paid in July 2013, for individual achievements not considered within the annual cash bonus plan metrics.
For fiscal 2014, the Compensation Committee is expected to establish bonus targets based on the same metrics as in FY 2013. These targets are intended to be challenging for us to achieve and generally reflect performance above that of the prior year.
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
Messrs. Abd, Robison, Lally, Nelb, and Wehrfritz received an annual automobile allowance of $10,200 in FY 2013. While no changes were made to the annual automobile allowances compared to FY 2012, all of the NEOs are eligible to receive an adjusted annual automobile allowance in FY 2014.

Summary Compensation Table
The following table sets forth a summary of the compensation paid by us to our NEOs for services rendered in all capacities to us during FY 2013, FY 2012 and FY 2011. The salary amounts for fiscal 2013 reflect eight months of salary at the fiscal year 2012 rate in effect on October 1, 2012 and four months of salary at the fiscal year 2013 rate, effective as of June 1, 2013.

Name and Principal Position	Fiscal Year	Salary ($)	Annual Bonus ($)	Discretionary Bonus ($)	All Other Compensation ($)(a)	Total ($)
George A. Abd	2013	478,334	81,844	71,250	14,199	645,627
President and Chief Executive Officer and member of the Board of Directors of Pretium Holding	2012	475,000	—	—	16,188	491,188
	2011	475,000	—	50,000	16,996	541,996

Robert A. Robison	2013	255,250	29,250	25,200	15,587	325,287
Vice President and Chief Financial Officer	2012	249,667	—	—	15,348	265,015
	2011	247,577	—	60,000	16,287	323,864

Daniel P. Lally	2013	231,667	26,438	23,000	15,293	296,398
Senior Vice President of Sales and Marketing	2012	230,000	—	—	14,800	244,800
	2011	206,001	—	—	14,647	220,648

Jeffrey J. Nelb (1)	2013	325,250	37,125	32,200	14,533	409,108
Vice President of Manufacturing	2012	319,667	—	—	16,614	336,281
	2011	236,250	—	75,000	9,783	321,033

Timothy J. Wehrfritz	2013	176,312	20,081	17,500	14,074	227,967
Vice President of Administration	2012	174,421	—	—	13,689	188,110
	2011	172,298	—	—	14,024	186,322

(1)	Started on January 1, 2011.

(a) All Other Compensation

Name and Principal Position	Fiscal Year	Car Allowance ($)	Matching 401(K) Contributions ($)	Total ($)
George A. Abd	2013	10,200	3,999	14,199
President and Chief Executive Officer and member of the board of directors of Pretium Holding	2012	10,200	5,988	16,188
	2011	10,200	6,796	16,996

Robert A. Robison	2013	10,200	5,387	15,587
Vice President and Chief Financial Officer	2012	10,200	5,148	15,348
	2011	10,200	6,087	16,287

Daniel P. Lally	2013	10,200	5,093	15,293
Senior Vice President of Sales and Marketing	2012	10,200	4,600	14,800
	2011	10,200	4,447	14,647

Jeffrey J. Nelb	2013	10,200	4,333	14,533
Vice President of Manufacturing	2012	10,200	6,414	16,614
	2011	7,650	2,133	9,783

Timothy J. Wehrfritz	2013	10,200	3,874	14,074
Vice President of Administration	2012	10,200	3,489	13,689
	2011	10,200	3,824	14,024
Grants of Plan-Based Awards for FY 2013
We did not make any equity awards or non-equity incentive plan awards to our NEOs in FY 2013.
Outstanding Equity Awards at Fiscal Year-End
As of September 30, 2013, there were no equity awards outstanding.
Pension Benefits and Non-Qualified Deferred Compensation
None of our NEOs participates in any defined benefit pension plan sponsored by the Company. None of our NEOs participates in any nonqualified deferred compensation plan sponsored by the Company.
Agreements with Named Executive Officers
Severance Agreements
On November 21, 2013, we entered into an Executive Severance Agreement (each, a "Severance Agreement" and, collectively, the "Severance Agreements") with each of our NEOs. Each of our NEOs continues to be employed by the Company, and the payments contemplated by the Severance Agreements only will be required to be made as indicated below. Each Severance Agreement has a term of three (3) years and will be automatically extended for successive one-year periods until such NEO provides the Company with notice of his voluntary termination of employment with the Company, unless such Severance Agreement is sooner terminated as provided therein.
Under each Severance Agreement, if such NEO's employment is terminated during the term of such Severance Agreement by the Company for any reason other than for "Cause" (as defined in such Severance Agreement), or by such NEO for "Good Reason" (as defined in such Severance Agreement), the Company will be required to pay such NEO the following severance benefits, less applicable withholdings and deductions: (a) in the case of Mr. Abd: (i) twenty-four (24) months of his then-existing annual salary, (ii) the target bonus equal to 75% of the salary amount for twenty-four (24) months, (iii) twenty-four (24) months of his car allowance and (iv) such other amounts as may then be required by applicable law to be paid; (b) in the case of Messrs. Robison and Nelb: (i) eighteen (18) months of his then-existing annual salary, (ii) the target bonus equal to 50% of the salary amount for eighteen (18) months, (iii) eighteen (18) months of his car allowance and (iv) such other amounts as may then be required by applicable law to be paid; and (c) in the case of Messrs. Lally and Wehrfritz: (i) twelve (12) months of his then-existing annual salary, (ii) the target bonus equal to 50% of the salary amount for twelve (12) months, (iii) twelve (12) months of his car allowance and (iv) such other amounts as may then be required by applicable law to be paid.
The payment of each NEO's severance benefits are subject to such NEO's timely execution of a full and unconditional release of any and all claims against the Company and its affiliates. If such release is executed, the Company shall pay such NEO's severance benefits as a lump sum within ninety (90) days following the date of termination.
Pursuant to the Severance Agreements, each NEO agreed to certain restrictive covenants regarding non-solicitation and non-competition for the twelve (12) month period following the date of termination. Each NEO also agreed to certain non-disparagement covenants, which non-disparagement covenants do not have a termination date.
Pursuant to the Severance Agreements, each NEO also agreed to certain confidentiality restrictions concerning our trade secrets and confidential information relating to us not readily available from outside sources for the twenty-four (24) month period following the date of termination.
For purposes of the Severance Agreements, "Cause" means, with respect to each NEO, such NEO (i) is charged with or convicted of a felony or any crime involving moral turpitude or has, or is reasonably anticipated to have, an adverse effect on the business of the Company, (ii) engages in fraud, dishonesty, insubordination or misconduct in connection with the business of the Company, (iii) engages in conduct that causes, or reasonably may cause, direct or indirect financial or reputational injury to the Company or its members or managers, (iv) fails in any material respect to perform his duties to the Company and fails to promptly correct such failure after notice from the Company, (v) violates, in any material respect, any of the Company's policies and practices and fails to promptly correct such failure after notice from the Company or (vi) dies.
For purposes of the Severance Agreements, "Good Reason" means, with respect to each NEO, (i) a material diminution of such NEO's base compensation, (ii) a material diminution of such NEO's authority, duties or responsibilities, (iii) a material diminution in the authority, duties of the supervisor which such NEO is required to report to (other than with respect to Mr. Abd), (iv) a material diminution of the budget over which such NEO retains authority, (v) a material change in the geographical location at which such NEO must perform his services or (vi) to the extent such NEO has an employment agreement with the Company, any other action or inaction that constitutes a material breach by the Company of such employment agreement.
Potential Payments Upon Termination or Change in Control
Pursuant to their applicable Severance Agreements, Messrs. Abd, Robison, Lally, Nelb and Wehrfritz are entitled to certain benefits upon a termination by the Company other than for "Cause" (as defined in the Severance Agreements) and voluntary termination for "Good Reason" (as defined in the Severance Agreements). The following tables describes the payments and benefits that would be provided to Messrs. Abd, Robison, Lally, Nelb and Wehrfritz in connection with any termination of employment, including resignation, involuntary termination, to the extent occurring on November 21, 2013, which is the date that each NEO became a party to his Severance Agreement. However, the amounts that would actually be paid under each circumstance can only be determined at the time of termination of employment.

Name	Base Salary	Target Bonus	Car Allowance	Other	Termination by the Company other than for Cause and Voluntary Termination with Good Reason ($)	Change in Control ($)
George A. Abd (a)	970,000	727,500	20,400	45,624	$1,763,524	—
Robert A. Robison (b)	390,000	195,000	15,300	34,218	$634,518	—
Daniel P. Lally (c)	235,000	117,500	10,200	22,812	$385,512	—
Jeffrey J. Nelb (d)	495,000	247,500	15,300	34,218	$792,018	—
Timothy J. Wehfritz (e)	178,500	89,250	10,200	22,812	$300,762	—

(a)
Under Mr. Abd's Severance Agreement, upon a termination by us without "Cause" (as defined in such Severance Agreement) or by Mr. Abd with "Good Reason" (as defined in such Severance Agreement), Mr. Abd is entitled to (i) twenty-four (24) months of his then-existing annual salary, (ii) the target bonus equal to 75% of the salary amount for twenty-four (24) months, (iii) twenty-four (24) months of his car allowance and (iv) such other amounts as may then be required by applicable law to be paid.

(b)
Under Mr. Robison's Severance Agreement, upon a termination by us without "Cause" (as defined in such Severance Agreement) or by Mr. Robison with "Good Reason" (as defined in such Severance Agreement), Mr. Robison is entitled to (i) eighteen (18) months of his then-existing annual salary, (ii) the target bonus equal to 50% of the salary amount for eighteen (18) months, (iii) eighteen (18) months of his car allowance and (iv) such other amounts as may then be required by applicable law to be paid.

(c)
Under Mr. Lally's Severance Agreement, upon a termination by us without "Cause" (as defined in such Severance Agreement) or by Mr. Lally with "Good Reason" (as defined in such Severance Agreement), Mr. Lally is entitled to (i) twelve (12) months of his then-existing annual salary, (ii) the target bonus equal to 50% of the salary amount for twelve (12) months, (iii) twelve (12) months of his car allowance and (iv) such other amounts as may then be required by applicable law to be paid.

(d)
Under Mr. Nelb's Severance Agreement, upon a termination by us without "Cause" (as defined in such Severance Agreement) or by Mr. Nelb with "Good Reason" (as defined in such Severance Agreement), Mr. Nelb is entitled to (i) eighteen (18) months of his then-existing annual salary, (ii) the target bonus equal to 50% of the salary amount for eighteen (18) months, (iii) eighteen (18) months of his car allowance and (iv) such other amounts as may then be required by applicable law to be paid.

(e)
Under Mr. Wehrfritz's Severance Agreement, upon a termination by us without "Cause" (as defined in such Severance Agreement) or by Mr. Wehrfritz with "Good Reason" (as defined in such Severance Agreement), Mr. Wehrfritz is entitled to (i) twelve (12) months of his then-existing annual salary, (ii) the target bonus equal to 50% of the salary amount for twelve (12) months, (iii) twelve (12) months of his car allowance and (iv) such other amounts as may then be required by applicable law to be paid.

The Compensation Committee may, in its discretion, award additional payments upon termination or change in control to our NEOs on a case by case basis based on facts and circumstances.

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
The following table sets forth certain information with respect to the compensation we paid to members of the board of directors of our parent during FY 2013.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
George A. Abd	—	—	—	—	—	—	—
Keith S. Harbison	300,000	—	—	—	—	754,567	1,054,567
Harley B. Kaplan	22,500	—	—	—	—	3,870	26,370
Alan H. Miller	22,500	—	—	—	—	—	22,500
Howard D. Morgan	—	—	—	—	—	—	—
Eric M. Schwartz (3)	—	—	—	—	—	—	—
William M. Pruellage	—	—	—	—	—	—	—
Bernard Reidy	22,500	—	—	—	—	2,071	24,571
Brett A. Snyder	—	—	—	—	—	—	—

(1)
For Mr. Harbison, fees earned or paid in cash represent directors fees paid pursuant to a Consulting Agreement between the Company and Mr. Harbison. See Item 13 “Certain Relationships and Related Transactions, and Director Independence—Consulting Agreement.”

(2)
For Mr. Harbison, all other compensation represents consulting fees and additional payments of $754,567 paid pursuant to a Consulting Agreement between Mr. Harbison and the Company. See Item 13 “Certain Relationships and Related Transactions, and Director Independence—Consulting Agreement.” For each other director, all other compensation represents the reimbursement of travel expenses incurred by that director while fulfilling that director’s role as a director.

(3)	Mr. Schwartz was appointed to the board of directors of our parent on November 21, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
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
The following table sets forth information with respect to the beneficial ownership of Pretium Holding’s units as of November 30, 2013 by:

•	each person who is known to us to beneficially own 5% of more of each class of Pretium Holding’s outstanding units; and

•	each of our executive officers named in the Summary Compensation Table and all of Pretium Holding’s directors as a group.

	Percentage of Total	Percentage of Total	Percentage of Total	Percentage of Total
Name and Address of Beneficial Owner	Class A Units	Class B-1 Units	Class B-2 Units	Class B-3 Units
John K. Castle (1)	62.3%	62.9%	—%	—
Keith S. Harbison (2)	14.0%	14.2%	100%	—
Brett A. Snyder (3)	22.6%	22.9%	—	—
LEF II Holdings, LLC	22.2%	22.4%	—	—
Cornelia Partners, LLC	*	*	—	—
George A. Abd	*	—	—	42.1%
Robert A. Robison	*	—	—	7.4%
Daniel P. Lally	*	—	—	2.1%
Jeffrey J. Nelb	—	—	—	—
Timothy J. Wehrfritz	*	—	—	2.6%
Harley B. Kaplan	*	—	—	10.5%
Alan H. Miller	*	—	—	15.8%
Howard D. Morgan	—	—	—	—
Eric M. Schwartz (4)	—	—	—	—
William M. Pruellage	—	—	—	—
Bernard Reidy		—	—	10.5%
All directors and officers as a group	37.7%	37.1%	100.0%	91.1%
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

(4)	Mr. Schwartz was appointed to the board of directors of our parent on November 21, 2013

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
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
We recorded total expense related to the management agreement of $2.3 million for the fiscal year ended September 30, 2013.
Consulting Agreement
In connection with the Acquisition, we negotiated and entered into a Consulting Agreement with Keith S. Harbison, the controlling equity holder of Pretium prior to the Acquisition and an equity co-investor in Pretium Holding, under which Mr. Harbison provides consulting services to us and serves on the board of directors of Pretium Holding.
As compensation for services under this agreement, we pay Mr. Harbison an annual fee equal to $1.0 million in the aggregate. We paid Mr. Harbison $1.0 million in fees under this agreement for the fiscal year ended September 30, 2013.
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
Independent Registered Public Accountants
KPMG, LLP (“KPMG”) served as our independent registered public accounting firm for the fiscal years ended September 30, 2013 and 2012. The following table sets forth (in thousands) fees billed or estimated to be billed to us by KPMG for fiscal year 2013 and fiscal year 2012:

Name	Fiscal 2013	Fiscal 2012
Audit fees	$423	$397
Audit-related fees	289	92
Tax fees	137	97
Total	$849	$586

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
Audit Committee Pre-Approval Policy
Pursuant to our Audit Committee Charter, all permissible non-audit services to be performed by KPMG must be pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements: The following consolidated financial statements of Pretium Packaging are incorporated by reference as part of this annual report at Item 8 hereof.
		Page #
	Report of Independent Registered Public Accounting Firm	32

	Consolidated Balance Sheets as of September 30, 2012 and 2011	33

	Consolidated Statements of Operations, Fiscal years ended September 30, 2013, 2012 and 2011	34

	Consolidated Statements of Comprehensive Income (Loss), Fiscal years ended September 30, 2013, 2012 and 2011	35

	Consolidated Statements of Changes in Members’ Equity (Deficit), Fiscal years ended September 30, 2013, 2012 and 2011	36

	Consolidated Statements of Cash Flows, Fiscal years ended September 30, 2013, 2012 and 2011	37

	Notes to Consolidated Financial Statements	39

(2)	Financial Statement Schedules:

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

10.1
Management Agreement, dated February 16, 2010, between Pretium Packaging, L.L.C., Pretium Holding, L.L.C., Pretium Intermediate Holding, LLC, Novapak Corporation, Robb Container Corporation, Mont Royal, L.L.C. and Castle Harlan Inc. (incorporated by reference from Exhibit 10.2 to the Registration Statement of Form S-4 (File No. 333-176592) of Pretium Packaging, L.L.C. and Pretium Finance, Inc., filed on August 31, 2011)

10.2*
Amended and Restated Credit Agreement, dated as of April 20, 2011, among Pretium Packaging, L.L.C., certain subsidiaries of the Company as co-borrowers, Pretium Intermediate Holding, LLC, the guarantors party thereto, PNC Bank, National Association, as administrative agent, collateral agent and issuing bank and the lenders party thereto (incorporated by reference from Exhibit 10.3 to Amendment No.1 to the Registration Statement of Form S-4 (File No. 333-176592) of Pretium Packaging, L.L.C. and Pretium Finance, Inc., filed on October 12, 2011)

10.3
Intercreditor Agreement, dated March 31, 2011, by and among Jefferies Finance LLC, The Bank of New York Mellon Trust Company, N.A. and the Bank of New York Trust Company of Canada and acknowledged and agreed to by Pretium Packaging, L.L.C. (incorporated by reference from Exhibit 10.4 to the Registration Statement of Form S-4 (File No. 333-176592) of Pretium Packaging, L.L.C. and Pretium Finance, Inc., filed on August 31, 2011)

10.4*
Senior Notes Security Agreement, dated as of March 31, 2011, by and among The Bank of New York Mellon Trust Company, N.A. and the grantors party thereto (incorporated by reference from Exhibit 10.5 to Amendment No.1 to the Registration Statement of Form S-4 (File No. 333-176592) of Pretium Packaging, L.L.C. and Pretium Finance, Inc., filed on October 12, 2011)

10.5
Consulting Agreement, dated February 16, 2011, between Keith S. Harbison and Pretium Packaging, L.L.C. (incorporated by reference from Exhibit 10.6 to the Registration Statement of Form S-4 (File No. 333-176592) of Pretium Packaging, L.L.C. and Pretium Finance, Inc., filed on August 31, 2011)

10.6+**	Executive Severance Agreement, dated November 21, 2013, between George A. Abd and Pretium Packaging, L.L.C.

10.7+**	Form of Executive Severance Agreement between Pretium Packaging, L.L.C. and each of Robert A. Robison and Jeffrey J. Nelb

Exhibit Index

Exhibit No.	Description
10.8+**	Form of Executive Severance Agreement between Pretium Packaging, L.L.C. and each of Daniel P. Lally and Timothy J. Wehrfritz

21.1	Subsidiaries of the registrant

31.1 **	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 **	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plans or arrangements.
*	Portions of this document have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.
**	Filed herewith.
§
These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRETIUM PACKAGING, L.L.C.

Date:	December 4, 2013	By:	/s/ George A. Abd
George A. Abd
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ George A. Abd	President, Chief Executive Officer and Director	December 4, 2013
George A. Abd	(Principal Executive Officer)

/S/ Robert A. Robison	Vice President, Chief Financial Officer	December 4, 2013
Robert A. Robison	(Principal Financial and Accounting Officer)

/S/ Keith S. Harbison	Director Pretium Holding, LLC	December 4, 2013
Keith S. Harbison

/S/ Harley B. Kaplan	Director Pretium Holding, LLC	December 4, 2013
Harley B. Kaplan

/S/ Alan H. Miller	Director Pretium Holding, LLC	December 4, 2013
Alan H. Miller

/S/ Howard D. Morgan	Director Pretium Holding, LLC	December 4, 2013
Howard D. Morgan

/S/ William M. Pruellage	Director Pretium Holding, LLC	December 4, 2013
William M. Pruellage

/S/ Bernard Reidy	Director Pretium Holding, LLC	December 4, 2013
Bernard Reidy

/S/ Brett A. Snyder	Director Pretium Holding, LLC	December 4, 2013
Brett A. Snyder

/S/ Eric M. Schwartz	Director Pretium Holding, LLC	December 4, 2013
Eric M. Schwartz