Form 10-Q
period 2013-12-31
PRETIUM PACKAGING L L C
filed 2014-02-07
CIK 1064090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

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

As of February 7, 2014:

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

i

Unless otherwise noted, references to the terms “the Company”, “Pretium”, “we,” “us” and “our” refer to Pretium Packaging, L.L.C. and its consolidated subsidiaries. “Pretium Finance” refers to Pretium Finance, Inc. “PVC” refers to PVC Container Corporation. “Robb” refers to Robb Container Corporation. “Pretium Intermediate” refers to Pretium Intermediate Holding, LLC. “Pretium Holding” and “our parent” refer to Pretium Holding, LLC, an entity controlled by Castle Harlan and its affiliates. “Castle Harlan” refers to Castle Harlan, Inc. The “PVC Acquisition” refers to Pretium's acquisition of PVC on February 16, 2010. The “Acquisition” refers collectively to Pretium Holding's acquisition of Pretium, the PVC Acquisition and the restructuring of Pretium's equity and debt on February 16, 2010. The "Notes" means the senior secured notes issued on March 31, 2011 in an aggregate principal amount of $150.0 million. The "ABL Facility" means our asset backed revolving credit facility.

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
The foregoing factors should not be construed as exhaustive and should be read together with important information regarding risks and factors that may affect the Company’s future performance set forth under Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (under "Item 1A Risk Factors").
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

ii

PART I

Item 1.	Financial Statements and Supplementary Data
PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2013	September 30, 2013
Assets	(unaudited)
Current assets:
Cash	$2,408	$1,179
Accounts receivable, net of allowances of $691 and $611	23,779	27,537
Inventories	27,030	25,759
Prepaid expenses and other assets	3,341	4,862
Deferred tax assets	532	445
Total current assets	57,090	59,782
Property, plant and equipment, net	64,463	61,963
Other assets:
Goodwill	40,309	40,408
Other intangibles, net	32,884	33,403
Deferred financing fees, net	4,295	4,789
Other non current assets	361	371
Total other assets	77,849	78,971
Total assets	$199,402	$200,716
Liabilities and Members' Deficit
Current liabilities:
Current maturities of long-term debt	$638	$25
Accounts payable	21,002	25,010
Accrued expenses	8,188	7,468
Accrued interest and bank fees	4,377	8,674
Total current liabilities	34,205	41,177
Long-term liabilities:
Long-term debt, less current maturities	168,732	155,490
Deferred tax liabilities	8,970	9,166
Other long-term liabilities	812	594
Total long-term liabilities	178,514	165,250

Members' deficit:
Members' deficit	(13,355)	(6,112)
Accumulated other comprehensive income	38	401
Total members' deficit	(13,317)	(5,711)
Total liabilities and members' deficit	$199,402	$200,716

See accompanying notes to condensed consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2013	2012
Net sales	$57,125	$52,720
Cost of sales	50,528	46,018
Gross profit	6,597	6,702

Operating expenses:
Selling, general and administrative expenses	4,818	4,585
Restructuring costs	3,108	—
Transaction-related fees and expenses	—	895
Loss on foreign currency exchange	100	53
Depreciation	87	129
Amortization of intangibles	322	325
Total operating expenses	8,435	5,987
Income (loss) from operations	(1,838)	715
Other expenses:
Interest	4,931	4,909
Loss before income tax provision	(6,769)	(4,194)
Income tax provision	474	483
Net loss	$(7,243)	$(4,677)

See accompanying notes to condensed consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2013	2012
Comprehensive Loss:
Net loss	$(7,243)	$(4,677)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net	(363)	(258)
Total Comprehensive Loss	$(7,606)	$(4,935)

See accompanying notes to condensed consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(7,243)	$(4,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,146	3,979
Amortization of intangibles	322	325
Amortization of deferred financing fees	494	488
Deferred taxes	(259)	(182)
Changes in assets and liabilities:
Accounts receivable	3,631	3,313
Inventories	(1,379)	(3,284)
Prepaid expenses and other assets	1,519	1,367
Accounts payable and accrued expenses	(3,140)	(1,734)
Accrued interest and bank fees	(4,297)	(4,297)
Other	(110)	(50)
Net cash used in operating activities	(6,316)	(4,752)
Cash Flows From Investing Activities
Purchase of property, plant and equipment	(6,402)	(2,900)
Net cash used in investing activities	(6,402)	(2,900)
Cash Flows From Financing Activities
Proceeds from sale-leaseback transaction	2,925	—
Repayments of revolving line of credit	(13,033)	(15,493)
Proceeds from revolving line of credit	23,988	23,473
Repayments of other debt obligations	(25)	(44)
Net cash provided by financing activities	13,855	7,936
Net increase in cash	1,137	284
Effect of foreign currency translation adjustment	92	(6)
Cash - beginning of period	1,179	913
Cash - end of period	$2,408	$1,191

Supplemental Disclosure of Cash Flow Information
Interest paid	$8,730	$8,713
Income taxes paid	$32	$277

See accompanying notes to condensed consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

Note 1.	Summary of Significant Accounting Policies
Basis of Presentation
Pretium Packaging, L.L.C. (the “Company”) was formed in 1998 (its origins date back to 1992) as a Delaware limited liability company for the purpose of acquiring and operating plastics manufacturing related businesses. The Company is a wholly owned subsidiary of Pretium Intermediate Holding, LLC (“Pretium Intermediate”), which is a wholly owned subsidiary of Pretium Holding, LLC (“Pretium Holding”).
The Company conducts its business from its corporate headquarters in Chesterfield, Missouri, with nine manufacturing plants in the United States and one in Canada (“Pretium Canada”). The Company manufactures a variety of injection blow molded (“IBM”), extrusion blow molded (“EBM”), injection stretch blow molded (“SBM”) and injection molded (“IM”) plastic bottles, jars, containers, preforms, and closures.
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
The unaudited interim condensed consolidated financial statements should be read in conjunction with the complete consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
Other than as specifically indicated in these “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q, the Company has not materially changed its significant accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
Recently Issued Accounting Pronouncements
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either in the consolidated statements of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required that provide additional detail about those amounts. The disclosures required by ASU 2013-02 are required for public entities for annual periods beginning after December 15, 2012 and interim periods within those years. The adoption of this update did not have any effect on the consolidated financial statements and related disclosures of the Company.
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

Note 2.	Inventories
Inventories, stated at lower of cost or market, consisted of the following at December 31, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013
Finished goods	$14,238	$13,699
Raw materials	12,792	12,060
Inventories	$27,030	$25,759

Note 3.	Property, Plant, and Equipment, Net
Property, plant, and equipment consist of the following:

	December 31, 2013	September 30, 2013
Land	$2,352	$1,645
Buildings and improvements	24,713	21,538
Machinery and equipment	57,474	60,336
Capitalized leases - machinery and equipment	2,994	—
Molds	30,093	28,674
Capital improvements in progress	3,329	2,741
Property, plant and equipment, gross	120,955	114,934
Accumulated depreciation	(56,492)	(52,971)
Property, plant and equipment, net	$64,463	$61,963

Depreciation expense was $4.1 million and $4.0 million during the three month periods ended December 31, 2013, and December 31, 2012, respectively. The $4.1 million of depreciation expense recognized during the three months ended December 31, 2013 included $0.2 million of accelerated depreciation related to the announced closure of the Pointe Claire, Quebec manufacturing facility discussed further in Note 8.
In November 2013, the Company exercised its option to purchase its leased manufacturing facility in Manchester, Pennsylvania for $3.6 million.
In December 2013, the Company entered into a sale-leaseback transaction pursuant to which it sold and leased back manufacturing equipment located at its facilities in Hazleton, Pennsylvania, and Hermann, Missouri under a four year lease agreement containing a bargain purchase option at the end of the lease term. The future minimum lease payments of the capital lease are $0.6 million, $0.8 million, $0.8 million, $0.8 million, and $0.2 million in fiscal years 2014, 2015, 2016, 2017 and 2018, respectively. This equipment is reflected within capitalized leases in the above table. The Company received net proceeds from the sale-leaseback transaction of $2.9 million, which resulted in a deferred gain of $0.3 million that will be offset against the future amortization of the leased assets beginning in Q2 2014.

Note 4.	Goodwill and Other Intangible Assets
Goodwill

The changes in the carrying amount of goodwill for three month period ended December 31, 2013 and the year ended September 30, 2013 are presented in the table below:

	December 31, 2013	September 30, 2013
Beginning balance	$40,408	$40,561
Currency translation adjustment	(99)	(153)
Ending balance	$40,309	$40,408

Other Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of other intangible assets at December 31, 2013:

	Gross carrying amount	Weighted average amortization period	Accumulated Amortization	Currency Translation Adjustment	Net Book Value
Customer relationships	$25,800	20 years	$(5,028)	$(34)	$20,738
Trademarks	12,280	Indefinite	(80)	(54)	12,146
Total	$38,080		$(5,108)	$(88)	$32,884

The following table presents the gross carrying amount and accumulated amortization of other intangible assets at September 30, 2013:

	Gross carrying amount	Weighted average amortization period	Accumulated Amortization	Currency Translation Adjustment	Net Book Value
Customer relationships	$25,800	20 years	$(4,706)	$73	$21,167
Trademarks	12,280	Indefinite	(80)	36	12,236
Total	$38,080		$(4,786)	$109	$33,403

Customer relationships are amortized over 20 years. The accumulated amortization related to the Trademarks is related to the subsequent amortization of the PVC trademarks. The Pretium trademark is not amortized and has an indefinite useful life.
Amortization expense was $0.3 million during each of the three month periods ended December 31, 2013 and 2012.

Note 5.	Long-term Debt
At December 31, 2013 and September 30, 2013, long-term debt obligations consisted of the following:

	December 31,	September 30,
	2013	2013
Long-term debt:
ABL Facility	$16,445	$5,490
Senior Secured Notes	150,000	150,000
Total Senior Debt	166,445	155,490
Capital leases and other	2,925	25
Total long-term debt	169,370	155,515
Less current maturities of long-term debt	638	25
Total long-term debt, less current maturities	$168,732	$155,490

Under the terms of the Company’s debt agreements, at December 31, 2013, the scheduled interest rates and maturity dates were as follows:

	Interest rates	Scheduled maturity dates
ABL Facility	Prime plus 0.5% *	September 30, 2015
Senior Secured Notes	11.5%	April 1, 2016

*
The revolving line of credit also has interest rate options based on LIBOR plus a margin of 1.5%. At December 31, 2013, the applicable rate under the prime and LIBOR options was 3.75% and 1.66%, respectively.

Note 6.	Pretium Capital Structure
At December 31, 2013, the Company’s capital structure consisted of 1 share of its Class A Member units, held by Pretium Intermediate. Pretium Intermediate is 100% owned by Pretium Holding as of December 31, 2013. The membership units of Pretium Holding are designated Class A units, Class B-1 units, Class B-2 units and Class B-3 units. The Class A and B-2 units contain certain distribution and liquidation preferences, the Class B-1 units contain voting rights and the Class B-3 units are non-voting units intended for employees and directors.

Note 7.	Income Taxes
The Company is a pass-through tax entity except with respect to certain states in which it conducts business. No provision for income taxes has been made in these condensed consolidated financial statements other than for certain subsidiaries which are Subchapter C Corporations.
The effective tax rate differs from the statutory tax rate for the Company primarily due to the Company’s pass-through entity treatment for tax purposes. Losses before income tax at the partnership level exceeded the income before income tax at the subsidiary level and the Company recorded an income tax provision of $0.5 million during each of the three month periods ended December 31, 2013 and 2012.
The Company evaluates the net realizable value of its deferred tax assets each reporting period. The Company must consider all objective evidence, both positive and negative, in evaluating the future realization of its deferred tax assets, including tax loss carry forwards. Historical information is supplemented by all currently available information about future tax years. Realization requires sufficient taxable income to use deferred tax assets. The Company records a valuation allowance for each deferred tax asset for which realization is assessed as not more likely than not. In particular, the Company’s assessment that deferred tax assets will be realized considered the estimate of future taxable income generated from various sources, including the expected recovery of operations from the Canadian subsidiary, and increased profitability due to prior cost reductions, plant restructuring, and revenue growth. If the current estimates of future taxable income are not realized, or future estimates of taxable income are reduced, then the assessment regarding the realization of deferred tax assets could change and have a material impact on the statement of operations. As of December 31, 2013, the Company’s valuation allowance of $5.9 million increased $0.8 million from September 30, 2013.
At December 31, 2013 and September 30, 2013, the total balance of unrecognized tax benefits was $0.1 million.

Note 8.	Restructuring Costs
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
During the three month period ended December 31, 2013, the Company recorded a restructuring charge of $3.1 million related to these initiatives. In addition, approximately $0.2 million of costs related to these initiatives were recorded in cost of sales, representing accelerated depreciation as a result of a change in the estimated useful lives of plant assets directly related to the plant closure.
The following table presents a summary of restructuring costs and other charges related to this initiative that we expect to incur in total, the cumulative amount recognized as of December 31, 2013, and the remaining costs to be recognized:
Summary of Restructuring Costs

	Total	Recognized	Remaining
	Estimated	as of	Costs to be
	Costs	December 31, 2013	Recognized
Severance pay and benefits	$1,118	$1,118	$—
Other exit costs	932	647	285
Leased facility costs (1)	2,203	2,203	—
Total restructuring costs	4,253	3,968	285
Accelerated depreciation	2,262	2,262	—
Inventory markdowns	286	286	—
Total restructuring and related costs	$6,801	$6,516	$285

(1)	This represents the present value of the future minimum lease payments of the facility operating lease as of the cease-use date, October 31, 2013, reduced by the estimated future sublease rentals.
Of the aggregate $6.8 million of pre-tax costs, the Company expects approximately $4.3 million will be cash expenditures, of which $1.8 million was paid during the three month period ended December 31, 2013. The Company expects to incur future cash expenditures of $0.3 million related to payment of employee termination and retention benefits, and other associated exit costs, while the remaining lease payments will continue through the expiration of the lease agreement in October 2016.
A summary of the restructuring activity and related reserves for the three month period ended December 31, 2013 is as follows:

	Accrued				Accrued
	Balance at		Cash	Other	Balance at
	September 30, 2013	Charges	Payments	Adjustments	December 31, 2013
Severance pay and benefits	$678	$307	$(953)	$—	$32
Leased facility costs	—	2,203	(229)	(58)	1,916
Other exit costs	—	598	(598)	—	—
Total	$678	$3,108	$(1,780)	$(58)	$1,948
There were no such costs incurred during the three month period ended December 31, 2012.

Note 9.	Contingencies
The Company is involved in various claims and legal proceedings and administrative actions arising in the ordinary course of business. In the opinion of management, the ultimate conclusion of these matters will not have a material effect on the Company's consolidated results of operations financial position, or cash flows.

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
Long-Term Debt
The Company’s Senior Secured Notes are fixed rate debt. The fair value of the $150 million Senior Secured Notes was 107% and 108% of face value at December 31, 2013 and September 30, 2013, respectively.  The fair value of the Senior Secured Notes is based on market price information and is measured using the last available trade in each respective period. The fair value is not indicative of the amount that the Company would have to pay to redeem these notes since they are infrequently traded and are not callable at this value. The fair value of the Company's capital lease obligation approximates its carrying amount based on estimated borrowing rates to discount the cash flows to their present value.
Recurring Fair Value Measurements
The Company does not have any financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2013.
Non-recurring Fair value Measurements
Non-financial assets and liabilities, such as goodwill and long-lived assets, are tested for impairment on the occurrence of a triggering event or in the case of goodwill and other indefinite-lived intangible assets, on at least an annual basis. The Company completed its annual impairment test of the carrying values of goodwill and indefinite-lived trademarks as of December 31, 2013 and concluded there was no impairment.
The Company does not have any other financial instruments within the scope of the fair value disclosure requirements as of December 31, 2013.

Note 11.	Related Party Transactions
On February 17, 2010, the former majority owner of the Company, who now serves on the Company's Board of Directors, entered into a seven year consulting agreement (including a non-competition clause). The Company's cost for these services was $0.3 million during each of the three month periods ended December 31, 2013 and 2012.
The Company has entered into a management agreement to retain Castle Harlan, Inc. to provide business and organizational strategy, financial and investment management, advisory, and merchant and investment banking services to the Company. In exchange for these services, the Company pays management fees of $2.3 million, annually. The Company recorded total expense related to this agreement of $0.6 million during each of the three month periods ended December 31, 2013 and 2012.
The fees for both of these related party agreements are included within selling, general and administrative expenses in the condensed consolidated statements of operations.

Note 12.	Segment Information
The Company operates as a single reportable segment based on the “management” approach. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments. The following table provides the geographic distributions of the Company's net sales during the three month periods ended December 31, 2013 and 2012:

Net Sales	U.S.	Canada	Total
Quarter ended December 31, 2013	$50,591	$6,534	$57,125
Quarter ended December 31, 2012	$43,741	$8,979	$52,720

The following table provides the geographic distributions of the Company's long-lived assets as of December 31, 2013 and September 30, 2013:

Total Long-lived Assets	U.S.	Canada	Total
December 31, 2013	$125,663	$11,993	$137,656
September 30, 2013	$122,868	$12,906	$135,774

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, including the financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations, and the interim condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q.
Overview
We are one of the nation’s largest manufacturers of customized, high performance rigid plastic bottles and containers. The principal resins used in our production processes are PET and HDPE, although we use other resins based on customer requirements. We market our products largely into the food, personal care, household products, healthcare and pharmaceutical end markets. We currently operate 10 manufacturing facilities; nine in the United States and one in Canada.
Plant Closure
On July 15, 2013, we announced that we were closing our manufacturing operations located in Pointe Claire, Quebec, Canada. The Pointe Claire facility was primarily a preform manufacturing facility and did not fit within our current and long term market strategy. We have substantially completed the consolidation activities during the first quarter of fiscal 2014.
During the three months ended December 31, 2013, we recorded a restructuring charge of $3.1 million related to these initiatives. In addition, we incurred approximately $0.2 million of accelerated depreciation as a result of a change in the estimated useful lives of plant assets and $0.8 million of incremental production costs related to the shut down and closure of the Pointe Claire manufacturing facility which were recorded in cost of goods sold during the three months ended December 31, 2013.
The following table presents a summary of restructuring costs and other charges related to this initiative that we expect to incur in total, the cumulative amount recognized as of December 31, 2013, and the remaining costs to be recognized:
Summary of Restructuring and Other Costs

	Total	Recognized	Remaining
	Estimated	as of	Costs to be
	Costs	December 31, 2013	Recognized
Severance pay and benefits	$1,118	$1,118	$—
Leased facility costs (1)	2,203	2,203	—
Other exit costs	932	647	285
Total restructuring costs	4,253	3,968	285
Accelerated depreciation	2,262	2,262	—
Inventory markdowns	286	286	—
Total restructuring and related costs	6,801	6,516	285
Incremental production costs due to plant closure	1,496	1,496	—
Total restructuring and other costs	$8,297	$8,012	$285

(1)	This represents the present value of the future minimum lease payments of the facility operating lease as of the cease-use date, October 31, 2013, reduced by the estimated future sublease rentals.
Of the aggregate $8.3 million of pre-tax costs, the Company expects approximately $5.7 million will be cash expenditures, of which $2.6 million was paid during the first quarter of fiscal 2014 and $0.9 million was paid during the fourth quarter of fiscal 2013. The Company expects to incur future cash expenditures of $0.3 million related to payment of employee termination and retention benefits and other associated exit costs, while the remaining lease payments will continue through the expiration of the lease agreement in October 2016.
The Company expects that the result of this plan will improve its adjusted EBITDA by greater than $2 million in fiscal 2014, beginning in its second quarter, assuming current market conditions.

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
The average industry prices per pound of PET and HDPE, as published by Chemical Data as of December 31, 2013, were as follows during the fiscal periods indicated:

	PET		HDPE
	FY 2014	FY 2013	FY 2014	FY 2013
October	$0.878	$0.865	$0.815	$0.675
November	0.855	0.880	0.815	0.655
December	0.855	0.880	0.815	0.655
1st quarter average cost	$0.863	$0.875	$0.815	$0.662

A chart of the quarterly average industry prices per pound of PET and HDPE, as published by Chemical Data as of December 31, 2013, were as follows during the fiscal periods indicated:
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
As a result of this timing delay, there can be a lag between changes in market prices and when that price change is passed through to customers. For example, in periods of rising resin prices, increases in unit sales pricing lag the increases in raw material costs. Therefore the analysis of trends in our net sales and raw material costs must take this effect into consideration. We believe that material margin, which ultimately is reflected within gross profit, is a key measure of profitability, as it is reflective of our ability to pass-through resin costs. In addition, our net sales will fluctuate as we pass along changes in resin costs to customers with often limited effects to gross profit due to mechanisms to pass through increased costs, which mechanisms are typically subject to a one to four month timing delay.
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

Results of Operations
Performance during the Quarter Ended December 31, 2013 (“Q1 2014”) Compared with the Quarter Ended December 31, 2012 (“Q1 2013”)

The following is a discussion of the results of operations for Q1 2014 and Q1 2013:
Net Sales

	Q1 2014	Q1 2013	$ Change	% Change
In thousands
Net sales	$57,125	$52,720	$4,405	8.4%
Net sales were $57.1 million during Q1 2014, which represents an increase of $4.4 million, or 8.4%, as compared to $52.7 million during Q1 2013. The increase in net sales was the combination of a 1.9% increase in volume combined with a 6.5% increase in the average price per unit driven by a significant shift in mix to a higher percentage of bottles versus preforms compared to Q1 2013. We experienced an 8.0% increase in bottle sales and a 43.3% decline in sales of preforms, which we have strategically de-emphasized over the past three years culminating with the shutdown of our primary preform manufacturing facility in Pointe Claire, Quebec during Q1 2014.
Gross Profit

	Q1 2014	Q1 2013	$ Change	% Change
In thousands
Gross profit	$6,597	$6,702	$(105)	(1.6)%
Accelerated depreciation in cost of sales	160	—	160	100.0%
Incremental production costs due to plant closure	780	—	780	100.0%
Gross profit excluding costs associated with plant closure	$7,537	$6,702	$835	12.5%
Gross profit was $6.6 million during Q1 2014, which represents a decrease of $0.1 million compared to Q1 2013. During Q1 2014, approximately $0.9 million of costs related to the closure of our Pointe Claire, Quebec, Canada manufacturing facility were recorded in cost of sales, representing accelerated depreciation, as a result of a change in the estimated useful lives of plant assets, and incremental production costs directly related to the plant closure.  Gross profit excluding the impact of the plant closure was $7.5 million during Q1 2014, which represents an increase of $0.8 million, or 12.5%, compared to Q1 2013, due primarily to the increase in net sales.
Operating Expenses

	Q1 2014	Q1 2013	$ Change	% Change
In thousands
Selling, general and administrative expenses	$4,818	$4,585	$233	5.1%
Other operating expenses	3,617	1,402	2,215	158.0%
Total operating expenses	$8,435	$5,987	$2,448	40.9%
SG&A Expenses
SG&A expenses were $4.8 million during Q1 2014, which represents an increase of $0.2 million, or 5.1%, compared to Q1 2013. The increase compared to Q1 2013 was driven by higher incentive compensation costs. The Company bonus plan is based on incentives for achieving certain annual objectives, primarily adjusted EBITDA, and the performance towards those objectives was better in Q1 2014 compared to Q1 2013. SG&A expense decreased as a percentage of net sales from 8.7% to 8.4% as we continue to effectively manage costs.

Other Operating Expenses
Other operating expenses during Q1 2014 were $3.6 million, which represents an increase of $2.2 million compared to Q1 2013. The increase in other operating expenses is primarily due to $3.1 million of restructuring costs incurred during Q1 2014 related to the closure of our Pointe Claire, Quebec, Canada manufacturing facility. Additionally, transaction related fees and expenses associated with our exploration of acquisition opportunities decreased $0.9 million compared to Q1 2013.
Other Expenses

	Q1 2014	Q1 2013	$ Change	% Change
In thousands
Interest expense	$4,931	$4,909	$22	0.4%
Interest expense during Q1 2014 was $4.9 million, which increased slightly from Q1 2013 due to the increase in borrowing under the ABL Facility.
Income Tax Provision

	Q1 2014	Q1 2013	$ Change	% Change
In thousands
Income tax provision	$474	$483	$(9)	(1.9)%
As a limited liability company, we are a pass-through tax entity. No provision, except for certain states in which we conduct business, as well as certain of our subsidiaries, is made in the financial statements for income taxes. Our subsidiaries, Robb and PVC, are subject to corporate income taxes under Subchapter C of the Internal Revenue Code. We recognized an income tax provision of $0.5 million during Q1 2014 and Q1 2013, for Robb and PVC based on their pre-tax income or loss.

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
The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods indicated below:

	Three Months Ended
Net Loss to Adjusted EBITDA Reconciliation (in thousands):	December 31,
	2013	2012
Net loss	$(7,243)	$(4,677)
Interest expense	4,931	4,909
Income tax (benefit) provision	474	483
Depreciation and amortization expense	4,468	4,304
EBITDA	2,630	5,019
Management fees (a)	563	563
Consulting fees (b)	250	250
Transaction related fees and expenses (c)	—	895
Restructuring (d)	3,108	—
Incremental production costs due to plant closure (e)	780	—
Carrying costs of closed facility (f)	47	—
Adjusted EBITDA	$7,378	$6,727

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

(c)	Represents professional fees associated the exploration of acquisition opportunities.

(d)	Represents restructuring costs incurred in connection with the closure of our Pointe Claire, Quebec, Canada manufacturing facility.

(e)
As a result of winding down operations at our Pointe Claire, Quebec, Canada manufacturing facility during Q1 2014, we incurred incremental costs to manufacture our products. These costs are considered noteworthy as the plant ceased manufacturing operations during Q1 2014 and these costs will not continue to be incurred.

(f)	Represents carrying costs associated with our closed facility in Pointe Claire, Quebec, Canada.

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
We have presented a reconciliation of gross profit to gross profit excluding costs associated with plant closure, which is a non-GAAP financial measure. We consider this measure to be noteworthy as the associated costs were directly associated with the closure of our Pointe Claire, Quebec facility, and not indicative of costs to manufacture our products.
Liquidity and Capital Resources
Liquidity
Our principal ongoing source of operating liquidity is cash generated by our business operations and borrowings from our ABL Facility.
The ABL Facility provides senior secured financing of up to $30.0 million, subject to borrowing base and certain other restrictions on availability. As of December 31, 2013, there were $16.4 million of borrowings outstanding under our ABL Facility, which bears interest at variable rates and matures on September 30, 2015. At December 31, 2013, letters of credit issued and outstanding were $2.1 million and borrowing availability under the ABL Facility was $11.4 million.
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
We were in compliance with all of the covenants contained in our Notes and ABL Facility as of December 31, 2013.

Cash Flows
Our cash flows from operating, investing and financing activities for the three month periods ended December 31, 2013 and 2012 are summarized in the following table:

	Q1 2014	Q1 2013
Net cash (used in) provided by:
Operating activities	$(6,316)	$(4,752)
Investing activities	(6,402)	(2,900)
Financing activities	13,855	7,936
Effect of exchange rates	92	(6)
Net increase in cash	$1,229	$278
As of December 31, 2013, we had cash and cash equivalents of $2.4 million. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of these investments approximates fair value.
Cash used in operating activities was $6.3 million during Q1 2014, compared to $4.8 million of cash used in operating activities during Q1 2013. The increase in cash used in operating activities was primarily due to $1.8 million of cash expenditures related to the closure of the Pointe Claire, Quebec, Canada manufacturing facility during Q1 2014. Additionally, operating assets and liabilities used $3.8 million of cash during Q1 2014 and used $4.7 million of cash during Q1 2013. The changes in operating assets and liabilities included:

•
Accounts receivable provided $3.6 million of cash during Q1 2014 and provided $3.3 million of cash during Q1 2013. This change compared to Q1 2013 is reflective of differences in the volume and timing of sales and collections within these periods. The generation of cash during both periods reflects lower sales during Q1 2014 and Q1 2013 compared to the quarters ended September 30, 2013 and 2012.

•
Cash used in inventories was $1.4 million during Q1 2014 primarily due to increasing resin costs during the period. Inventories required $3.3 million of cash during Q1 2013, which reflects inventory build during the period due to delays in timing of expected shipments, which were impacted by several customer shutdowns as a result of hurricane Sandy in the Northeast.

•
Prepaid expenses and other current assets provided $1.5 million of cash during Q1 2014 and provided $1.4 million of cash during Q1 2013. The cash generated during both periods was primarily due to collection of vendor rebates and a decrease in income taxes receivable and prepaid insurance.

•
Accounts payable and accrued expenses required $3.1 million and $1.7 million of cash during Q1 2014 and Q1 2013, respectively. The increase in cash used in accounts payable and accrued expenses compared to Q1 2013 primarily reflects changes in the volume of inventory purchases and the timing of related payments to vendors at December 31.

•	The $4.3 million of cash used for accrued interest and bank fees during Q1 2014 and Q1 2013 reflects the semi-annual interest payment made in the quarter on the Notes.

Net cash used in investing activities was $6.4 million and $2.9 million during Q1 2014 and Q1 2013, respectively, resulting from specific cash purchases of property, plant and equipment. The increase in cash used in investing activities compared to Q1 2013, was primarily due to the purchase of our leased manufacturing facility in Manchester, Pennsylvania for $3.6 million.
Financing activities provided $13.9 million of cash during Q1 2014 and provided $7.9 million of cash during Q1 2013. The generation of cash during Q1 2014 was primarily due to net borrowings of $11.0 million under our ABL Facility to fund our operating and investing activities including the $8.6 million semi-annual interest payment on the Notes. In addition, during Q1 2014, we received $2.9 million of net proceeds from a sale-leaseback transaction, which were primarily used to finance the purchase of our leased facility in Manchester, PA. The generation of cash during Q1 2013 primarily represented borrowings under our ABL Facility to fund operating and investing activities.

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
Critical Accounting Policies
Management has evaluated the accounting policies used in the preparation of the Company’s condensed financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis and in "Note 1 Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.” There were no significant changes to the Company’s critical accounting policies during the three month period ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk in connection with changes in foreign exchange rates and interest rates, primarily in connection with interest on the outstanding balance under our ABL Facility.
Foreign Exchange Risk
We are exposed to fluctuations in foreign currency cash flows related to our Canadian operations, intercompany product shipments and intercompany loans. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. dollars. Primary exposures include the U.S. dollar versus functional currencies of our major markets, which include the Canadian dollar. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to protect anticipated exposures. We do not consider the potential loss arising from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of December 31, 2013, to be material.
Interest Rate Risk
We are exposed to interest rate volatility with regard to the current existing issuances of variable rate debt under our ABL Facility. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary. At December 31, 2013, approximately 10%, or $16.4 million, of our debt was floating rate debt and the weighted average interest rate for all debt was 10.5%.

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
Changes in Controls and Procedures
In addition, the Company's management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the Chief Executive Officer and the Chief Financial Officer, of changes in the Company's internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings
The Company is involved in various legal proceedings and administrative actions arising in the ordinary course of business. The information regarding these proceedings and actions is included under "Note 8 Contingencies” to the Company’s Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
There have been no material changes to any of the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (under "Item 1A Risk Factors").

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

PRETIUM PACKAGING, L.L.C.

Date:	February 7, 2014	By:	/s/ George A. Abd
George A. Abd
President and Chief Executive Officer

Date:	February 7, 2014	By:	/s/ Robert A. Robison
Robert A. Robison
Vice President and Chief Financial Officer

PRETIUM FINANCE, INC.

Date:	February 7, 2014	By:	/s/ George A. Abd
George A. Abd
President

Date:	February 7, 2014	By:	/s/ Robert A. Robison
Robert A. Robison
Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1 *	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
§
In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.