Form 10-Q
period 2014-03-31
PRETIUM PACKAGING L L C
filed 2014-05-12
CIK 1064090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

As of May 12, 2014:

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

i

Unless otherwise noted, references to the terms “the Company”, “Pretium”, “we,” “us” and “our” refer to Pretium Packaging, L.L.C. and its consolidated subsidiaries. “Pretium Finance” refers to Pretium Finance, Inc. “PVC” refers to PVC Container Corporation. “Robb” refers to Robb Container Corporation. “Pretium Intermediate” refers to Pretium Intermediate Holding, LLC. “Pretium Holding” and “our parent” refer to Pretium Holding, LLC, an entity controlled by Castle Harlan and its affiliates. “Castle Harlan” refers to Castle Harlan, Inc. The “PVC Acquisition” refers to Pretium's acquisition of PVC on February 16, 2010. The “Acquisition” refers collectively to Pretium Holding's acquisition of Pretium, the PVC Acquisition and the restructuring of Pretium's equity and debt on February 16, 2010. The "Notes" means the senior secured notes issued on March 31, 2011 in an aggregate principal amount of $150.0 million. The "ABL Facility" means our asset backed revolving credit facility, as amended.

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

ii

PART I

Item 1.	Financial Statements and Supplementary Data
PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2014	September 30, 2013
Assets	(unaudited)
Current assets:
Cash	$630	$1,179
Accounts receivable, net of allowances of $796 and $611	27,155	27,537
Inventories	27,499	25,759
Prepaid expenses and other assets	3,500	4,862
Deferred tax assets	523	445
Total current assets	59,307	59,782
Property, plant and equipment, net	62,900	61,963
Other assets:
Goodwill	40,192	40,408
Other intangibles, net	32,334	33,403
Deferred financing fees, net	3,806	4,789
Other non current assets	349	371
Total other assets	76,681	78,971
Total assets	$198,888	$200,716
Liabilities and Members' Deficit
Current liabilities:
Current maturities of long-term debt	$686	$25
Accounts payable	23,044	25,010
Accrued expenses	9,190	7,468
Accrued interest and bank fees	8,683	8,674
Total current liabilities	41,603	41,177
Long-term liabilities:
Long-term debt, less current maturities	165,892	155,490
Deferred tax liabilities	8,607	9,166
Other long-term liabilities	792	594
Total long-term liabilities	175,291	165,250

Members' deficit:
Members' deficit	(17,683)	(6,112)
Accumulated other comprehensive income	(323)	401
Total members' deficit	(18,006)	(5,711)
Total liabilities and members' deficit	$198,888	$200,716

See accompanying notes to condensed consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2014	2013	2014	2013
Net sales	$60,273	$62,661	$117,398	$115,381
Cost of sales	52,451	54,259	102,979	100,277
Gross profit	7,822	8,402	14,419	15,104

Operating expenses:
Selling, general and administrative expenses	4,652	4,783	9,470	9,368
Restructuring costs	300	—	3,408	—
Transaction-related fees and expenses	854	—	854	895
Loss on foreign currency exchange	342	104	442	157
Depreciation	88	129	175	258
Amortization of intangibles	320	325	642	650
Total operating expenses	6,556	5,341	14,991	11,328
Income (loss) from operations	1,266	3,061	(572)	3,776
Other expenses:
Interest	5,051	4,900	9,982	9,809
Loss before income tax provision	(3,785)	(1,839)	(10,554)	(6,033)
Income tax provision	543	525	1,017	1,008
Net loss	$(4,328)	$(2,364)	$(11,571)	$(7,041)

See accompanying notes to condensed consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2014	2013	2014	2013
Comprehensive Loss:
Net loss	$(4,328)	$(2,364)	$(11,571)	$(7,041)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net	(361)	(433)	(724)	(691)
Total Comprehensive Loss	$(4,689)	$(2,797)	$(12,295)	$(7,732)

See accompanying notes to condensed consolidated financial statements.

PRETIUM PACKAGING, L.L.C. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	March 31,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(11,571)	$(7,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,266	8,019
Amortization of intangibles	642	650
Amortization of deferred financing fees	983	972
Deferred taxes	(585)	(382)
Changes in assets and liabilities:
Accounts receivable	136	(3,616)
Inventories	(1,991)	(2,417)
Prepaid expenses and other assets	1,341	462
Accounts payable and accrued expenses	72	(793)
Accrued interest and bank fees	9	2
Other	(61)	(100)
Net cash used in operating activities	(2,759)	(4,244)
Cash Flows From Investing Activities
Purchase of property, plant and equipment	(9,085)	(5,396)
Net cash used in investing activities	(9,085)	(5,396)
Cash Flows From Financing Activities
Proceeds from sale-leaseback transaction	2,925	—
Repayments of revolving line of credit	(26,107)	(30,894)
Proceeds from revolving line of credit	34,398	40,759
Repayments of other debt obligations	(153)	(89)
Net cash provided by financing activities	11,063	9,776
Net (decrease) increase in cash	(781)	136
Effect of foreign currency translation adjustment	232	(14)
Cash - beginning of period	1,179	913
Cash - end of period	$630	$1,035

Supplemental Disclosure of Cash Flow Information
Interest paid	$8,879	$8,816
Income taxes paid	$811	$1,534

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), to reduce the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. Strategic shifts could include a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of the business. ASU 2014-08 is effective prospectively for the Company in our first quarter of fiscal 2015, with early adoption permitted. We do not believe the adoption of this standard will have a significant impact on our consolidated financial statements.

Note 2.	Inventories
Inventories, stated at lower of cost or market, consisted of the following at March 31, 2014 and September 30, 2013:

	March 31, 2014	September 30, 2013
Finished goods	$15,169	$13,699
Raw materials	12,330	12,060
Inventories	$27,499	$25,759

Note 3.	Property, Plant, and Equipment, Net
Property, plant, and equipment at March 31, 2014 and September 30, 2013 consisted of the following:

	March 31, 2014	September 30, 2013
Land	$2,352	$1,645
Buildings and improvements	24,945	21,538
Machinery and equipment	58,201	60,336
Capitalized leases - machinery and equipment	2,994	—
Molds	31,336	28,674
Capital improvements in progress	3,191	2,741
Property, plant and equipment, gross	123,019	114,934
Accumulated depreciation	(60,119)	(52,971)
Property, plant and equipment, net	$62,900	$61,963

Depreciation expense was $4.1 million and $4.0 million during the three month periods ended March 31, 2014 and 2013, respectively and $8.3 million and $8.0 million during the six month periods ended March 31, 2014 and 2013, respectively. The depreciation expense recognized during the six months ended March 31, 2014 included $0.2 million of accelerated depreciation related to the announced closure of the Pointe Claire, Quebec manufacturing facility discussed further in Note 8.
In November 2013, the Company exercised its option to purchase its leased manufacturing facility in Manchester, Pennsylvania for $3.6 million.
In December 2013, the Company entered into a sale-leaseback transaction pursuant to which it sold and leased back manufacturing equipment located at its facilities in Hazleton, Pennsylvania, and Hermann, Missouri under a four year lease agreement containing a bargain purchase option at the end of the lease term. The future minimum lease payments of the capital lease are $0.4 million, $0.8 million, $0.8 million, $0.8 million, and $0.2 million in fiscal years 2014, 2015, 2016, 2017 and 2018, respectively. This equipment is reflected within capitalized leases in the above table. The Company received net proceeds from the sale-leaseback transaction of $2.9 million, which resulted in a deferred gain of $0.3 million that will be offset against the future amortization of the leased assets beginning in Q2 2014.

Note 4.	Goodwill and Other Intangible Assets
Goodwill

The changes in the carrying amount of goodwill for six month period ended March 31, 2014 and the year ended September 30, 2013 are presented in the table below:

	March 31, 2014	September 30, 2013
Beginning balance	$40,408	$40,561
Currency translation adjustment	(216)	(153)
Ending balance	$40,192	$40,408

Other Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of other intangible assets at March 31, 2014:

	Gross carrying amount	Weighted average amortization period	Accumulated Amortization	Currency Translation Adjustment	Net Book Value
Customer relationships	$25,800	20 years	$(5,346)	$(161)	$20,293
Trademarks	12,280	Indefinite	(80)	(159)	12,041
Total	$38,080		$(5,426)	$(320)	$32,334

The following table presents the gross carrying amount and accumulated amortization of other intangible assets at September 30, 2013:

	Gross carrying amount	Weighted average amortization period	Accumulated Amortization	Currency Translation Adjustment	Net Book Value
Customer relationships	$25,800	20 years	$(4,706)	$73	$21,167
Trademarks	12,280	Indefinite	(80)	36	12,236
Total	$38,080		$(4,786)	$109	$33,403

Customer relationships are amortized over 20 years. The accumulated amortization related to the Trademarks is related to the subsequent amortization of the PVC trademarks. The Pretium trademark is not amortized and has an indefinite useful life.
Amortization expense was $0.3 million and $0.3 million during the three month periods ended March 31, 2014 and 2013, respectively and $0.6 million and $0.7 million during the six month periods ended March 31, 2014 and 2013, respectively.

Note 5.	Long-term Debt
At March 31, 2014 and September 30, 2013, long-term debt obligations consisted of the following:

	March 31, 2014	September 30, 2013
Long-term debt:
ABL Facility	$13,781	$5,490
Senior Secured Notes	150,000	150,000
Total Senior Debt	163,781	155,490
Capital leases and other	2,797	25
Total long-term debt	166,578	155,515
Less current maturities of long-term debt	686	25
Total long-term debt, less current maturities	$165,892	$155,490

On March 28, 2014, the Company, certain subsidiaries of the Company as co-borrowers, Pretium Intermediate, as a guarantor, other guarantors party thereto, PNC Bank, National Association as administrative agent, collateral agent and issuing bank and the lenders party thereto entered into an amendment (the "First Amendment") to the ABL Facility. The First Amendment, among other things, increases the available senior secured financing commitment by $5 million from $30 million to $35 million, subject to borrowing base and certain other restrictions on availability.
Under the terms of the Company’s debt agreements, at March 31, 2014, the scheduled interest rates and maturity dates were as follows:

	Interest rates	Scheduled maturity dates
ABL Facility	Prime plus 0.5% *	September 30, 2015
Senior Secured Notes	11.5%	April 1, 2016

*
The revolving line of credit also has interest rate options based on LIBOR plus a margin of 1.5%. At March 31, 2014, the applicable rate under the prime and LIBOR options was 3.75% and 1.66%, respectively.

Note 6.	Pretium Capital Structure
At March 31, 2014, the Company’s capital structure consisted of 1 share of its Class A Member units, held by Pretium Intermediate. Pretium Intermediate is 100% owned by Pretium Holding as of March 31, 2014. The membership units of Pretium Holding are designated Class A units, Class B-1 units, Class B-2 units and Class B-3 units. The Class A and B-2 units contain certain distribution and liquidation preferences, the Class B-1 units contain voting rights and the Class B-3 units are non-voting units intended for employees and directors.

Note 7.	Income Taxes
The Company is a pass-through tax entity except with respect to certain states in which it conducts business. No provision for income taxes has been made in these condensed consolidated financial statements other than for certain subsidiaries which are Subchapter C Corporations.
The effective tax rate differs from the statutory tax rate for the Company primarily due to the Company’s pass-through entity treatment for tax purposes. Losses before income tax at the partnership level exceeded the income before income tax at the subsidiary level and the Company recorded an income tax provision of $0.5 million during the three month periods ended March 31, 2014 and 2013 and $1.0 million during the six month periods ended March 31, 2014 and 2013.
The Company evaluates the net realizable value of its deferred tax assets each reporting period. The Company must consider all objective evidence, both positive and negative, in evaluating the future realization of its deferred tax assets, including tax loss carry forwards. Historical information is supplemented by all currently available information about future tax years. Realization requires sufficient taxable income to use deferred tax assets. The Company records a valuation allowance for each deferred tax asset for which realization is assessed as not more likely than not. In particular, the Company’s assessment that deferred tax assets will be realized considered the estimate of future taxable income generated from various sources, including the expected recovery of operations from the Canadian subsidiary, and increased profitability due to prior cost reductions, plant restructuring, and revenue growth. If the current estimates of future taxable income are not realized, or future estimates of taxable income are reduced, then the assessment regarding the realization of deferred tax assets could change and have a material impact on the statement of operations. As of March 31, 2014, the Company’s valuation allowance of $5.9 million increased $0.8 million from September 30, 2013.
At March 31, 2014 and September 30, 2013, the total balance of unrecognized tax benefits was $0.1 million.

Note 8.	Restructuring Costs
On July 15, 2013, the Company announced the closure of its manufacturing operations located in Pointe Claire, Quebec, Canada. This decision was directly related to the Company's decision in fiscal 2010 to de-emphasize the sale of preforms as a product category and to focus on growth in its core product line of plastic bottles. The Pointe Claire site was primarily a preform manufacturing site and did not fit within the Company's current and long term market strategy. During the three and six month periods ended March 31, 2014, the Company recorded a restructuring charge of $0.3 million and $3.4 million, respectively related to these initiatives. In addition, in Q1 2014 approximately $0.2 million of costs related to these initiatives was recorded in cost of sales, representing accelerated depreciation as a result of a change in the estimated useful lives of plant assets directly related to the plant closure.
The following table presents a summary of restructuring costs and other charges related to this initiative that we expect to incur in total, the cumulative amount recognized as of March 31, 2014, and the remaining costs to be recognized:
Summary of Restructuring Costs

	Total Estimated	Recognized as of	Remaining Costs
	Costs	March 31, 2014	to be Recognized
Severance pay and benefits	$1,118	$1,118	$—
Other exit costs	909	829	80
Leased facility costs (1)	2,320	2,320	—
Total restructuring costs	4,347	4,267	80
Accelerated depreciation	2,262	2,262	—
Inventory markdowns	286	286	—
Total restructuring and related costs	$6,895	$6,815	$80

(1)	This represents the present value of the future minimum lease payments of the facility operating lease as of the cease-use date, October 31, 2013, reduced by the estimated future sublease rentals.
Of the aggregate $6.9 million of pre-tax costs, the Company expects approximately $4.3 million will be cash expenditures, of which $0.4 million and $2.2 million was paid during the three and six month periods ended March 31, 2014. The Company expects to incur future cash expenditures of $0.1 million related to payment of employee termination and retention benefits and other exit costs, while the remaining lease payments will continue through the expiration of the lease agreement in October 2016.
A summary of the restructuring activity and related reserves for the six month period ended March 31, 2014 is as follows:

	Accrued Balance at		Cash	Other	Accrued Balance at
	September 30, 2013	Charges	Payments	Adjustments	March 31, 2014
Severance pay and benefits	678	308	(957)	(2)	$27
Other exit costs	—	780	(780)	—	—
Leased facility costs	—	2,320	(480)	(131)	1,709
Total	$678	$3,408	$(2,217)	$(133)	$1,736
There were no such costs incurred during the three or six month periods ended March 31, 2013.

Note 9.	Contingencies
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
Long-Term Debt
The Company’s Senior Secured Notes are fixed rate debt. The fair value of the $150 million Senior Secured Notes was 106% and 108% of face value at March 31, 2014 and September 30, 2013, respectively.  The fair value of the Senior Secured Notes is based on market price information and is measured using the last available trade in each respective period. The fair value is not indicative of the amount that the Company would have to pay to redeem these notes since they are infrequently traded and are not callable at this value. The fair value of the Company's capital lease obligation approximates its carrying amount based on estimated borrowing rates to discount the cash flows to their present value.
Recurring Fair Value Measurements
The Company does not have any financial assets or liabilities measured at fair value on a recurring basis as of March 31, 2014.
Non-recurring Fair value Measurements
Non-financial assets and liabilities, such as goodwill and long-lived assets, are tested for impairment on the occurrence of a triggering event or in the case of goodwill and other indefinite-lived intangible assets, on at least an annual basis. The Company completed its annual impairment test of the carrying values of goodwill and indefinite-lived trademarks as of December 31, 2013 and concluded there was no impairment. No impairment triggering events were noted through March 31, 2014.
The Company does not have any other financial instruments within the scope of the fair value disclosure requirements as of March 31, 2014.

Note 11.	Related Party Transactions
On February 17, 2010, the former majority owner of the Company, who now serves on the Company's Board of Directors, entered into a seven year consulting agreement (including a non-competition clause) with the Company. The Company's cost for these services was $0.3 million and $0.6 million during each of the three and six month periods, respectively ended March 31, 2014 and 2013.
The Company has entered into a management agreement to retain Castle Harlan, Inc. to provide business and organizational strategy, financial and investment management, advisory, and merchant and investment banking services to the Company. In exchange for these services, the Company pays management fees of $2.3 million annually. The Company recorded total expense related to this agreement of $0.6 million and $1.1 million during each of the three and six month periods, respectively ended March 31, 2014 and 2013.
The fees for both of these related party agreements are included within selling, general and administrative expenses in the condensed consolidated statements of operations.

Note 12.	Segment Information
The Company operates as a single reportable segment based on the “management” approach. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments. The following table provides the geographic distributions of the Company's net sales during the three month periods ended March 31, 2014 and 2013:

Net Sales	U.S.	Canada	Total
Quarter ended March 31, 2014	$55,953	$4,320	$60,273
Quarter ended March 31, 2013	$53,881	$8,780	$62,661

The following table provides the geographic distributions of the Company's net sales for the six month periods ended March 31, 2014 and 2013:

Net Sales	U.S.	Canada	Total
Six months ended March 31, 2014	$106,544	$10,854	$117,398
Six months ended March 31, 2013	$97,622	$17,759	$115,381

The following table provides the geographic distributions of the Company's long-lived assets as of March 31, 2014 and September 30, 2013:

Total Long-lived Assets	U.S.	Canada	Total
March 31, 2014	$123,815	$11,611	$135,426
September 30, 2013	$122,868	$12,906	$135,774

Note 13.	Subsequent Event

On April 30, 2014, Pretium Holding, LLC entered into a Securities Purchase Agreement by and among GS Pretium Holdings, Inc. (the "Buyer"), GS Pretium Transitory Sub II, LLC, the direct and indirect holders of 100% of the equity of Pretium Holding, LLC (collectively, the "Sellers") and CH Pitcher I, LLC, in its capacity as the representative of the Sellers, to sell 100% of the equity interests in Pretium Holding, LLC (the "Transaction") to the Buyer.

In connection with the Transaction, on May 7, 2014 the Company and Pretium Finance, Inc. (together with the Company, the "Issuers") issued a Notice of Conditional Redemption (the "Notice") with respect to its 11.50% Senior Secured Notes due 2016 (the "Notes"). Pursuant to the Notice, the Issuers notified the holders of the Notes that, subject to the conditions precedent stated herein, they will redeem the entire outstanding principal amount of the Notes at a price equal to 105.75% of the aggregate principal amount of the Notes, plus accrued and unpaid interest thereon through the date of redemption. Such redemption (the "Redemption") is scheduled to occur on June 6, 2014 ("Redemption Date").

The Redemption is conditioned on the prior or substantially contemporaneous completion of the Transaction. Under the terms of the Notice, the Notes shall not be deemed due and payable on the Redemption Date unless the Redemption Condition is satisfied or waived by the Issuers on or prior to June 5, 2014 (one business day prior to the Redemption Date).

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
On April 30, 2014, Pretium Holding, LLC entered into a Securities Purchase Agreement to sell 100% of the equity interests in Pretium Holding, LLC (the "Transaction") to GS Pretium Holdings, LLC (the "Transaction"). In connection with the Transaction, on May 7, 2014 the Company and Pretium Finance, Inc. (together with the Company, the "Issuers") issued a Notice of Conditional Redemption (the "Notice") with respect to its Notes. Pursuant to the Notice, the Issuers notified the holders of the Notes that, subject to the conditions precedent stated herein, it will redeem the entire outstanding principal amount of the Notes at a price equal to 105.75% of the aggregate principal amount of the Notes, plus accrued and unpaid interest thereon through the date of redemption. Such redemption (the "Redemption") is scheduled to occur on June 6, 2014. The Redemption is conditioned on the prior or substantially contemporaneous completion of the Transaction. See Note 13 to the Condensed Consolidated Financial Statements.

Plant Closure
On July 15, 2013, we announced that we were closing our manufacturing operations located in Pointe Claire, Quebec, Canada. The Pointe Claire facility was primarily a preform manufacturing facility and did not fit within our current and long term market strategy. We have substantially completed the consolidation activities during the first quarter of fiscal 2014.
During the three and six months ended March 31, 2014, we recorded a restructuring charge of $0.3 million and $3.4 million, respectively related to these initiatives. In addition, we incurred approximately $0.2 million of accelerated depreciation as a result of a change in the estimated useful lives of plant assets and $0.8 million of incremental production costs related to the shut down and closure of the Pointe Claire manufacturing facility during the six months ended March 31, 2014, both of which were recorded in cost of goods sold.
The following table presents a summary of restructuring costs and other charges related to this initiative that we expect to incur in total, the cumulative amount recognized as of March 31, 2014, and the remaining costs to be recognized:
Summary of Restructuring and Other Costs

	Total	Recognized as of	Remaining Costs
	Estimated Costs	March 31, 2014	to be Recognized
Severance pay and benefits	$1,118	$1,118	$—
Leased facility costs (1)	2,320	2,320	—
Other exit costs	909	829	80
Total restructuring costs	4,347	4,267	80
Accelerated depreciation	2,262	2,262	—
Inventory markdowns	286	286	—
Total restructuring and related costs	6,895	6,815	80
Incremental production costs due to plant closure	1,523	1,523	—
Total restructuring and other costs	$8,418	$8,338	$80

(1)	This represents the present value of the future minimum lease payments of the facility operating lease as of the cease-use date, October 31, 2013, reduced by the estimated future sublease rentals.

Of the aggregate $8.4 million of pre-tax costs, the Company expects approximately $5.9 million will be cash expenditures, of which $0.5 million and $3.0 million were paid during the three and six months ended March 31, 2014, respectively. The Company expects to incur future cash expenditures of $0.1 million related to payment of employee termination and retention benefits and other exit costs, while the remaining lease payments will continue through the expiration of the lease agreement in October 2016.
The Company expects that the result of this plan will improve adjusted EBITDA by greater than $2 million in fiscal 2014.
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
The average industry prices per pound of PET and HDPE, as published by Chemical Data as of March 31, 2014, were as follows during the fiscal periods indicated:

	PET		HDPE
	FY 2014	FY 2013	FY 2014	FY 2013
October	0.878	0.865	0.815	0.675
November	0.855	0.880	0.815	0.655
December	0.855	0.880	0.815	0.655
1st quarter average cost	0.863	0.875	0.815	0.662

January	0.848	0.910	0.815	0.705
February	0.820	0.935	0.855	0.745
March	0.810	0.910	0.855	0.745
2nd quarter average cost	0.826	0.918	0.842	0.732

A chart of the quarterly average industry prices per pound of PET and HDPE, as published by Chemical Data as of March 31, 2014, were as follows during the fiscal periods indicated:
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

Results of Operations
Performance during the Quarter Ended March 31, 2014 (“Q2 2014”) Compared with the Quarter Ended March 31, 2013 (“Q2 2013”)

The following is a discussion of the results of operations for Q2 2014 and Q2 2013:
Net Sales

	Q2 2014	Q2 2013	$ Change	% Change
In thousands
Net sales	$60,273	$62,661	$(2,388)	(3.8)%
Net sales were $60.3 million during Q2 2014, which represents a decrease of $2.4 million, or 3.8%, as compared to $62.7 million during Q2 2013. The quarter was significantly impacted by the severe winter weather in the Midwest and Eastern regions of the U.S. where many of the Company's plants and customers reside, which resulted in lost production days at some of the Company's plants and some customer facilities. Most of this impact was in January and February with conditions in the second half of March returning to more normal levels. The decrease in net sales was the combination of an 8.2% decrease in volume, primarily driven by a reduction in preform sales, offset by a 4.3% increase in the average price per unit driven by a significant shift in mix to a higher percentage of bottles versus preforms compared to Q2 2013. We experienced a 3.4% decrease in bottle sales driven by the weather impacts mentioned previously and a 43.0% decline in sales of preforms which we have strategically de-emphasized over the past four years culminating with the shutdown of a preform manufacturing facility in Pointe Claire, Quebec during Q1 2014.
Gross Profit

	Q2 2014	Q2 2013	$ Change	% Change
In thousands
Gross profit	$7,822	$8,402	$(580)	(6.9)%
Weather related costs	522	—	522	100.0%
Gross profit excluding weather related costs	$8,344	$8,402	$(58)	(0.7)%
Gross profit was $7.8 million during Q2 2014, which represents a decrease of $0.6 million compared to Q2 2013. During Q2 2014, we incurred approximately $0.5 million of costs at our plants related to severe weather in the Midwest and Eastern regions of the U.S. where many of the Company's plants reside. These costs included repairs for damaged water piping and electrical systems due to freezing as well as excessive utility costs due to significant increases in utility rates during Q2 2014 and were recorded in cost of sales.  Gross profit excluding the impact of the weather related costs was $8.3 million during Q2 2014, which was comparable to Q2 2013.
Operating Expenses

	Q2 2014	Q2 2013	$ Change	% Change
In thousands
Selling, general and administrative expenses	$4,652	$4,783	$(131)	(2.7)%
Other operating expenses	1,904	558	1,346	241.2%
Total operating expenses	$6,556	$5,341	$1,215	22.7%
SG&A Expenses
SG&A expenses were $4.7 million during Q2 2014, which represents a decrease of $0.1 million, or 2.7%, compared to Q2 2013. The decrease compared to Q2 2013 was driven by lower professional services fees in Q2 2014. SG&A expense remained relatively consistent as a percentage of net sales from 7.6% in Q2 2013 to 7.7% in Q2 2014.

Other Operating Expenses
Other operating expenses during Q2 2014 were $1.9 million, which represents an increase of $1.3 million compared to Q2 2013. The increase in other operating expenses is primarily due to $0.9 million of transaction related fees and expenses associated with the exploration of acquisition/divestiture opportunities and $0.3 million of restructuring costs related to the closure of our Pointe Claire, Quebec, Canada manufacturing facility incurred during Q2 2014.
Other Expenses

	Q2 2014	Q2 2013	$ Change	% Change
In thousands
Interest expense	$5,051	$4,900	$151	3.1%
Interest expense during Q2 2014 was $5.1 million, which increased $0.2 million from Q2 2013 due primarily to an increase in borrowing under the ABL Facility and accretion expense on the Pt. Claire lease liability accrual.
Income Tax Provision

	Q2 2014	Q2 2013	$ Change	% Change
In thousands
Income tax provision	$543	$525	$18	3.4%
As a limited liability company, we are a pass-through tax entity. No provision, except for certain states in which we conduct business, as well as certain of our subsidiaries, is made in the financial statements for income taxes. Our subsidiaries, Robb and PVC, are subject to corporate income taxes under Subchapter C of the Internal Revenue Code. We recognized an income tax provision of $0.5 million during Q2 2014 and Q2 2013 for Robb and PVC based on their pre-tax income or loss.

Performance during the Six Months Ended March 31, 2014 (“YTD 2014”) Compared with the Six Months Ended March 31, 2013 (“YTD 2013”)

The following is a discussion of the results of operations for YTD 2014 and YTD 2013:
Net Sales

	YTD 2014	YTD 2013	$ Change	% Change
In thousands
Net sales	$117,398	$115,381	$2,017	1.7%
Net sales were $117.4 million during the six months ended March 31, 2014, which represents an increase of $2.0 million, or 1.7%, as compared to $115.4 million during six months ended March 31, 2013. The increase in net sales was due to an increase in the average price per unit driven by a significant shift in mix to a higher percentage of bottles versus preforms compared to the six months ended March 31, 2013 offset by a 3.6% decrease in volume. We experienced a 1.8% increase in bottle sales and a 43.1% decline in sales of preforms, which we have strategically de-emphasized over the past four years culminating with the shutdown of a preform manufacturing facility in Pointe Claire, Quebec during the six months ended March 31, 2014 compared to the prior year.

Gross Profit

	YTD 2014	YTD 2013	$ Change	% Change
In thousands
Gross profit	$14,419	$15,104	$(685)	(4.5)%
Accelerated depreciation in cost of sales	160	—	160	100.0%
Incremental production costs due to plant closure	808	—	808	100.0%
Weather related costs	522	—	522	100.0%
Gross profit excluding costs associated with plant closure and weather related costs	$15,387	$15,104	$805	5.3%
Gross profit was $14.4 million during the six months ended March 31, 2014, which represents a decrease of $0.7 million compared to the six months ended March 31, 2013. During the six months ended March 31, 2014, approximately $1.0 million of costs related to the closure of our Pointe Claire, Quebec, Canada manufacturing facility were recorded in cost of sales, representing accelerated depreciation, as a result of a change in the estimated useful lives of plant assets, and incremental production costs directly related to the plant closure. In addition, we incurred approximately $0.5 million of costs at our plants related to severe weather in the Midwest and Northeast. These costs included repairs for damaged water piping and electrical systems due to freezing as well as excessive utility costs due to significant increases in utility rates during Q2 2014 and were recorded in cost of sales. Gross profit excluding the impact of the plant closure and severe weather was $15.4 million during the six months ended March 31, 2014, which represents an increase of $0.8 million, or 5.3%, compared to the six months ended March 31, 2013, due primarily to the increase in net sales.
Operating Expenses

	YTD 2014	YTD 2013	$ Change	% Change
In thousands
Selling, general and administrative expenses	$9,470	$9,368	$102	1.1%
Other operating expenses	5,521	1,960	3,561	181.7%
Total operating expenses	$14,991	$11,328	$3,663	32.3%
SG&A Expenses
SG&A expenses were $9.5 million during the six months ended March 31, 2014, which represents an increase of $0.1 million, or 1.1%, compared to the six months ended March 31, 2013. The increase compared to the six months ended March 31, 2013 was driven by higher incentive compensation costs. The Company bonus plan is based on incentives for achieving certain annual objectives, primarily adjusted EBITDA, and the performance towards those objectives was better during the six months ended March 31, 2014 than the six months ended March 31, 2013. SG&A expense as a percentage of net sales remained consistent at 8.1%.
Other Operating Expenses
Other operating expenses during the six months ended March 31, 2014 were $5.5 million, which represents an increase of $3.6 million compared to the six months ended March 31, 2013. The increase in other operating expenses is primarily due to $3.4 million of restructuring costs incurred during six months ended March 31, 2014 related to the closure of our Pointe Claire, Quebec, Canada manufacturing facility.
Other Expenses

	YTD 2014	YTD 2013	$ Change	% Change
In thousands
Interest expense	$9,982	$9,809	$173	1.8%
Interest expense during the six months ended March 31, 2014 was $10.0 million, which increased $0.2 million from the six months ended March 31, 2013 due to an increase in borrowing under the ABL Facility and accretion expense on the Pt. Claire lease liability accrual.

Income Tax Provision

	YTD 2014	YTD 2013	$ Change	% Change
In thousands
Income tax provision	$1,017	$1,008	$9	0.9%
As a limited liability company, we are a pass-through tax entity. No provision, except for certain states in which we conduct business, as well as certain of our subsidiaries, is made in the financial statements for income taxes. Our subsidiaries, Robb and PVC, are subject to corporate income taxes under Subchapter C of the Internal Revenue Code. We recognized an income tax provision of $1.0 million during the six months ended March 31, 2014 and 2013 for Robb and PVC based on their pre-tax income or loss.

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
The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods indicated below:

	Three months ended		Six months ended
Net Loss to Adjusted EBITDA Reconciliation (in thousands):	March 31,		March 31,
	2014	2013	2014	2013
Net loss	$(4,328)	$(2,364)	$(11,571)	$(7,041)
Interest expense	5,051	4,900	9,982	9,809
Income tax (benefit) provision	543	525	1,017	1,008
Depreciation and amortization expense	4,440	4,365	8,908	8,669
EBITDA	5,706	7,426	8,336	12,445
Management fees (a)	562	562	1,125	1,125
Consulting fees (b)	310	305	560	555
Transaction related fees and expenses (c)	854	—	854	895
Restructuring (d)	300	—	3,408	—
Incremental production costs due to plant closure (e)	27	—	807	—
Carrying costs of closed facility (f)	112	—	159	—
Weather related costs (g)	522	—	522	—
Adjusted EBITDA	$8,393	$8,293	$15,771	$15,020

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

(c)	Represents professional fees associated with the exploration of acquisition/divestiture opportunities.

(d)	Represents restructuring costs incurred in connection with the closure of our Pointe Claire, Quebec, Canada manufacturing facility.

(e)
As a result of winding down operations at our Pointe Claire, Quebec, Canada manufacturing facility during Q1 2014, we incurred incremental costs to manufacture our products. These costs are considered noteworthy as the plant ceased manufacturing operations during Q1 2014 and these costs will not continue to be incurred in the second half of 2014 and beyond.

(f)	Represents carrying costs associated with our closed facility in Pointe Claire, Quebec, Canada.

(g)
Represents unusual external costs incurred related to severe weather at our plants in the Midwest and Eastern regions of the U.S. during Q2 2014. These costs included repairs for damaged water piping and electrical systems due to freezing as well as excessive utility costs due to significant increases in utility rates during this quarter.

Adjusted EBITDA for the three and six month periods ended March 31, 2014 was negatively impacted by the effect of the weakening Canadian currency on our intercompany balance. This non-cash adjustment reduced Adjusted EBITDA by $227 thousand and $323 thousand during the three and six month periods ended March 31, 2014, respectively and by $64 thousand and $79 thousand for the three and six month periods ended March 31, 2013, respectively. The Company's Board of Directors passed a resolution in February 2014 to make a non-cash equity contribution to Pretium Canada to reduce the intercompany balance which reduces the potential impact of future currency fluctuations on the intercompany balance.
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
The Amended ABL Facility provides senior secured financing of up to $35.0 million, subject to borrowing base and certain other restrictions on availability. As of March 31, 2014, there were $13.8 million of borrowings outstanding under our ABL Facility, which bears interest at variable rates and matures on September 30, 2015. At March 31, 2014, letters of credit issued and outstanding were $2.1 million and borrowing availability under the ABL Facility was $19.1 million.
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
We were in compliance with all of the covenants contained in our Notes and ABL Facility as of March 31, 2014.
Cash Flows
Our cash flows from operating, investing and financing activities for the six month periods ended March 31, 2014 and 2013 are summarized in the following table:

	Six months ended
	March 31,
	2014	2013
Net cash (used in) provided by:
Operating activities	$(2,759)	$(4,244)
Investing activities	(9,085)	(5,396)
Financing activities	11,063	9,776
Effect of exchange rates	232	(14)
Net increase in cash	$(549)	$122
As of March 31, 2014, we had cash and cash equivalents of $0.6 million. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of these investments approximates fair value.
Cash used in operating activities was $2.8 million during the six months ended March 31, 2014 compared to $4.2 million during the six months ended March 31, 2013. The decrease in cash used in operating activities was due to a decrease in cash used for changes in operating assets and liabilities from $6.5 million during the six months ended March 31, 2013 to $0.5 million six months ended March 31, 2014, offset by a higher net loss during the six months ended March 31, 2014. The changes in operating assets and liabilities included:

•
Accounts receivable provided $0.1 million of cash during the six months ended March 31, 2014 but used $3.6 million of cash during the six months ended March 31, 2013, which is reflective of differences in the volume and timing of sales and collections within these periods.

•
Cash used for inventories was $2.0 million and $2.4 million during the six months ended March 31, 2014 and March 31, 2013, respectively, primarily due to investments in inventory during these periods as we anticipated a higher volume quarter.

•
Prepaid expenses and other current assets provided $1.3 million and $0.5 million of cash during the six months ended March 31, 2014 and March 31, 2013, respectively. The cash generated during both periods was primarily due to collection of vendor rebates and a decrease in income taxes receivable.

•
Accounts payable and accrued expenses provided $0.1 million of cash during the six months ended March 31, 2014 but used $0.8 million of cash during the six months ended March 31, 2013. Accounts payable used $1.8 million and

$0.8 million of cash during the six months ended March 31, 2014 and March 31, 2013, respectively, due primarily to timing of payments to vendors. Accrued expenses provided $1.8 million of cash during the six months ended March 31, 2014 primarily due to the accrued restructuring reserve associated with Pt. Claire plant closure.

Net cash used for investing activities was $9.1 million and $5.4 million during the six months ended March 31, 2014 and March 31, 2013, respectively, for purchases of property, plant and equipment. The increase in cash used for investing activities during the six months ended March 31, 2014 compared to the six months ended March 31, 2013, was primarily due to the purchase of our leased manufacturing facility in Manchester, Pennsylvania for $3.6 million.
Financing activities provided $11.1 million and $9.8 million of cash during the six months ended March 31, 2014 and March 31, 2013, respectively. The generation of cash during both periods was primarily due to net borrowings under our ABL Facility ($8.3 million during the six months ended March 31, 2014 and $9.9 million during the six months ended March 31, 2013) to fund our operating and investing activities including the $8.6 million semi-annual interest payment on the Notes. In addition, during the six months ended March 31, 2014, we received $2.9 million of net proceeds from a sale-leaseback transaction, which were primarily used to finance the purchase of our leased facility in Manchester, PA.
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
Critical Accounting Policies
Management has evaluated the accounting policies used in the preparation of the Company’s condensed financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis and in "Note 1 Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.” There were no significant changes to the Company’s critical accounting policies during the three month period ended March 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk in connection with changes in foreign exchange rates and interest rates, primarily in connection with interest on the outstanding balance under our ABL Facility.
Foreign Exchange Risk
We are exposed to fluctuations in foreign currency cash flows related to our Canadian operations, intercompany product shipments and intercompany loans. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. dollars. Primary exposures include the U.S. dollar versus functional currencies of our major markets, which include the Canadian dollar. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to protect anticipated exposures. We do not consider the potential loss arising from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of March 31, 2014, to be material.
Interest Rate Risk
We are exposed to interest rate volatility with regard to the current existing issuances of variable rate debt under our ABL Facility. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an ongoing balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary. At March 31, 2014, approximately 8.3%, or $13.8 million, of our debt was floating rate debt and the weighted average interest rate for all debt was 10.8%.

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
Changes in Controls and Procedures
In addition, the Company's management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the Chief Executive Officer and the Chief Financial Officer, of changes in the Company's internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PRETIUM PACKAGING, L.L.C.

Date:	May 12, 2014	By:	/s/ George A. Abd
George A. Abd
President and Chief Executive Officer

Date:	May 12, 2014	By:	/s/ Robert A. Robison
Robert A. Robison
Vice President and Chief Financial Officer

PRETIUM FINANCE, INC.

Date:	May 12, 2014	By:	/s/ George A. Abd
George A. Abd
President

Date:	May 12, 2014	By:	/s/ Robert A. Robison
Robert A. Robison
Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1 *	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
§
In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.